Form 10KSB
period 2002-12-31
4FORGOLF INC
filed 2003-03-26
CIK 1178156

UNITED STATES
         SECURITIES AND EXCHANGE COMMISSION
               Washington, D.C. 20549

                    FORM 10-KSB
[X]  Annual Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

       FOR THE YEAR ENDED DECEMBER 31, 2002
        Commission File Number 0-50036

                4forGolf, Inc.
  ---------------------------------------------
(Exact name of registrant as specified in its charter)

        Nevada                        88-0504530
-------------------------------   -------------------
(State or other jurisdiction of    (I.R.S. Employer
 incorporation or organization)   Identification No.)

      202-1128 West Broadway
     Vancouver, B.C., Canada                 V6H 1G5
---------------------------------------     -----------
(Address of principal executive offices)    (Zip Code)

Registrant's telephone number, including area code:
(604) 739-2411

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, par value $.001 per share

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. YES: [X] NO: [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The number of shares outstanding of Registrant's common stock as of December 31, 2002 was 2,300,000.

Registrant had no revenues for the year ended December 31, 2002.

Registrant's common stock is listed on the OTCBB under the symbol
FFGF, however, as of the date of the filing of this Annual Report, trading has not yet commenced.

               Forward-Looking Statements
               --------------------------
In addition to historical information, this Annual Report contains forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the section entitled Management's Discussion and Analysis of Financial
Position and Results of Operations. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's opinions only as of the date hereof. Registrant undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described in other documents the Registrant files from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q to be filed by the Registrant in the year 2003, under SEC File No. 0-50036.

                               PART I

ITEM 1.  DESCRIPTION OF BUSINESS

General
-------
4ForGolf, Inc. was incorporated in the State of Nevada on July 9, 2001 to engage in the business of operating an online golf tee-time reservation service, online golf PRO shop and a golfing resource website.

Registrant is still in the development stages and has not yet generated any revenues. Registrant has established the 4ForGolf.com website, which will offer on-line tee time bookings and golf pro shops to members 24 hours a day, 7 days a week, 365 days a year. The website currently offers up-to-the-minute news from the golfing world, a monthly tips column written by a golf pro, a chatroom for golfers, a message board where users can post ads for buying or selling used equipment, information on golf-related travel, information about various golf courses, weather reports, golf rules and regulations, information on professional golfers and associations, golf trivia and other golf-related information.

Registrant's principal objective is to attract a faithful following of golfers by providing fresh, dynamic content and interactivity, which will, in turn provide a captive audience for the purposes of advertising and sale of related products and services to generate additional revenues.

Business Strategies
-------------------
Registrant's primary objective is to establish the 4ForGolf.com website as a trusted and reliable source for online golf information, resources and tee time reservations. Its business strategy incorporates the following key elements:

- Establish the 4ForGolf brand - Registrant's vision is to create brand awareness so the North American golfing community will associate the 4ForGolf.com website with reliability and a high level of consistency. Registrant intends to allocate marketing resources to enhance and build brand awareness through online and general advertising.

- Establish a golf resource information section on the website that will provide members with high quality, golf-related content. We intend to provide information on the history of golf, the rules of golf, various golf tour updates and scores, as well as an online golf shop where preferred golf merchandise can be purchased.

- Provide members with a user friendly website that will allow easy access to their golfing needs. Registrant intends to continue to develop useful tools that will enable its members to enjoy the convenience of obtaining golf-related information, as well as the opportunity to purchase premier golf merchandise.

Website Development
-------------------
Registrant is continuing to enhance the www.4forgolf.com website and continues to research and gather resources and information.
The information gathered to date includes fitness, travel, golf course reviews, equipment reviews, golf-related humor, rules and regulations of the game, tour schedules, up-to-date news feeds, monthly tip column and various golf articles. The site has been redesigned to include expanded subtopics under the existing topics. This will also allow greater flexibility when choosing new content. The current design is being expanded to avoid technical difficulties when including third-party content on the site.

Monthly Tip Column
------------------
The monthly tip column is written exclusively by Adam Schwartz, an unrelated third party and retired CPGA Golf Pro, on a monthly basis, and is delivered via email to Registrant. Mr. Schwartz is currently paid $100 US for his advice column. In addition, Registrant is in negotiations with Mr. Schwartz regarding his future participation in a chat room. Registrant hopes to engage his services as a moderator at least once a week at a predetermined time to answer questions and expand on the tips he writes about in his column. The chat room is intended to be a gathering spot for golf enthusiasts. If Registrant finds that the traffic is heavy through the chat room, then the possibility of engaging additional moderators will be explored.

Currently, a Top Story is written each month by members of Registrant's Board of Directors.

News headlines are provided by moreover.com, an independent and unrelated third-party service which provides links to news articles. Registrant entered into an online agreement with Moreover Technologies to receive real-time news headlines at no cost as long as Registrant agrees not to sell the news headlines and/or service to others from our website. Pursuant to the terms of the electronically-accepted agreement, Registrant must provide a direct link to moreover.com on its website and credit them with providing the news content. In turn, Registrant agrees to permit Moreover Technologies to display 4forGolf's website name, logo and URL on Moreover Technologies' web site, in Moreover Technologies' marketing and reporting literature, profile application, and any other advertising they do.

Registrant entered into an online agreement with Bravenet Web Services,wherein Bravenet provides web-based polls at no cost, other than allowing their advertisers to place ads in those polls through Bravenet. The polls are displayed on the 4forGolf website as "voter" polls, allowing users to vote on a certain golf-related issue or event and then "click" on the "view stats" link to see what the latest results are or link to one of the advertisers for more information on what they have to offer.

Registrant entered into an online agreement with TagBoard.com, an online hosting service for chat rooms. Registrant has created a Chat Room on its website which links to the TagBoard.com website at no cost, other than allowing advertisers to place ads on Registrant's Chat Room link through TagBoard.com.

Registrant entered into an online agreement with Arborwood Forums
Service, which provides use of a message board for the 4forGolf users to swap information, post classified and communicate with each other outside the Chat Room.

The remainder of content on the websiteis generic information that has been compiled by Registrant's officers and directors through books, magazines, journals, websites conversations, television and other media sources.

Registrant is also currently negotiating with third-party providers of golf-related content and may purchase information in the future, if and when funds are available to do so.

Online Tee-Time Reservations
----------------------------
Registrant conducted a preliminary golf course subscription drive via a direct mailing campaign that contacted approximately 200 golf courses in North America to determine the interest level for the proposed tee-time reservation system for online booking referrals. Due to a much lower than anticipated response from the campaign, Registrant has decided to utilize a third-party to facilitate the tee-time reservation services offered on its website. Registrant has contacted two companies, Teeetime.com and Book4golf, Inc. regarding either developing a link to their tee-time booking engine or the inclusion of their tee-time booking engine within the website.

In addition, other online tee-time booking services may also be reviewed. Registrant anticipates finalizing negotiations and entering into an agreement with one of the services sometime in the second quarter of 2003.

Marketing
---------
Registrant's primary marketing objectives will focus on increasing the number of visitors to its website by banner advertising, offering discounts on golf-related products and by improving the content of the golf-related information on the website.

Management believes that click-through banner advertising has been an accepted means to drive traffic and create awareness within the Internet network for several years. Registrant feels that in order to generate revenues and create awareness of its website and offerings, it must allocate sufficient marketing resources to the mass Internet audience and believes that banner advertising will be a cost effective means of creating that awareness.

To date, Registrant has located several banner ad swap companies who facilitate the placement of Registrant's banner ads in exchange for displaying other banner ads from their client companies on Registrant's website. To date, Registrant has entered into an online agreement with Commission Junction, Inc., an unrelated third party, to include its banner ads in their general rotation list for distribution to their affiliate websites. The company publishing the banner ad (the Advertiser) is responsible for payment to the website publisher (the Publisher) of the host site for any clicks made by a visitor to the Advertiser's website as a result of the banner ad placement. The terms of the agreement specify that Advertiser's establish their own payout rates for the visits, which vary by Advertiser and site. Registrant has not yet established a payout rate and its banner ads have not yet been placed on any sites. Registrant is currently researching what the standard payout rates are in order to establish a comparable rate for Advertisers on its site. Registrant obtained this service as a swap at no cost because it hosts Commission Junction's banner ads free of payouts on its website. The Commission Junction Agreement includes a list of Advertisers with whom Registrant can link to provide further content and services to users. Following are the Advertisers with whom Registrant has linked: e-Bay, HotelDiscounts.com, golfcard.com, Calloway Pre-Owned, nutrisystem.com, e-Hairloss, Name It Golf, Inc. and pinemeadowsgolf.com. Each of these links are potential revenue sources, the details of which are discussed in the Revenue Sources section below. Registrant continues to explore the possibility of entering into agreements with other banner ad swap companies in an effort to place its banner ads on several websites at no cost.

As funds become available, Registrant also intends to pursue general advertising through conventional marketing and advertising channels, such as advertising in golf related magazines, publications, journals and catalogs and by attending and participating in golf tournaments and exhibits.

Revenue Sources
---------------
Registrant expects to derive revenues from commissions paid by third-party e-retailers when subscribers purchase their golf-related products from the links on Registrant's website. The vendors Registrant intends to link with pay commissions for third party referrals at rates between 2% and 15% of the gross sale. Registrant also expects to derive revenues from the sale of banner advertising on its website and from tee-time bookings, once a reservation booking system is in place.

Competition
-----------
A large number of Internet companies compete for users, advertisers and other sources of online revenue. There are a number of companies that currently offer some form of golf reservation system, ranging from stand alone system providers, call center tee time providers and other Internet tee time providers. Some of Registrant's key competitors in the Internet tee time market are Vision LLC, EZ Links Golf Inc., The Golfer, LinkTime.Com, Netcaddy and Book4Golf.Com, among others.

In order to be competitive, Registrant must have the ability to respond promptly and efficiently to the ever-changing marketplace. 4forGolf must establish its brand name as a reliable and constant source for online tee time reservations within the North American golfing community. Any significant increase in online competitors or competitors with better, more efficient products and services could make it more difficult for Registrant to gain market share or establish and generate revenues; however, Registrant believes it can successfully compete in the market by establishing timely and reliable service for its members and by offering preferred and premier golf products from well known, established brand name golf-related companies.

Employees
---------
At the present time, Registrant has no employees other than its officers and directors who devote their time either as needed or on a full-time basis to the business. Registrant intends to add staff as and when needed, as it expands business operations.

ITEM 2.  DESCRIPTION OF PROPERTY

Registrant currently leases shared office facilities at 202-1128 West Broadway, Vancouver, B.C., Canada V6H 1G4 from an unrelated third party on a month-to-month verbal rental agreement for approximately $80 US per month. The facilities include answering services, fax services, reception area and shared office and boardroom meeting facilities.

ITEM 3.  LEGAL PROCEEDINGS

Registrant is not a party to any legal proceedings and is unaware of any pending or threatened legal proceedings.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2002.

                             PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Registrant's Common Stock is listed on the OTCBB under the symbol
FFGF, however, trading has not yet commenced.

Registrant has adopted the policy to reinvest earnings to fund future growth. Accordingly, Registrant has not paid dividends and does not anticipate declaring dividends on its Common Stock in the foreseeable future.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Results of Operations
---------------------
Registrant has not yet commenced full business operations and, therefore, has not yet realized any substantial revenues.

Registrant had a net loss of $8,714 at December 31, 2002, resulting in a negligible net loss per share, compared to a net loss of $3,637 at December 31, 2001.

General and administrative expenses at December 31, 2002 were $8,714, compared to $3,637 at December 31, 2001. Most of these expenses consisted of professional fees and expenses incurred in connection with the preparation and filing of Registrant's initial Form 10-SB registration statement with the U.S. Securities and Exchange Commission.

Liquidity and Capital Resources
-------------------------------
At December 31, 2002, Registrant's primary sources of liquidity included cash and cash equivalents in the amount of $59,240, which was the balance of proceeds raised in Registrant's initial public offering.

Registrant believes that its existing cash balance and future operating cash flows will be sufficient for near term operating needs. The extent to which such sources will be sufficient to meet Registrant's anticipated cash requirements is subject to a number of uncertainties, the most important of which is Registrant's ability to generate sufficient cash flow to support its business operations.

Plan of Operation
-----------------
Registrant is continuing to develop its website, adding new golf-related content and links. Registrant is also continuing to contact golf courses and wholesalers of golf-related products for their possible inclusion as links on the website. Registrant is still in the development and research stages and has not yet fully commenced its business operations.

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Registrant's financial statements for the year ended December
31, 2002, audited by Devisser Gray,independent Chartered
Accountants, is included herein.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE.

There were no changes in and/or disagreements with accountants on accounting and financial disclosures during period covered by this report.

                           PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT.

Each of Registrant's directors is elected by the stockholders to a term of one year and serves until his or her successor is elected and qualified. Each of the officers is elected by the Board of Directors to a term of one year and serves until his or her successor is duly elected and qualified, or until he or she is removed from office. The Board of Directors has no nominating, auditing or compensation committees.

The names, addresses, ages and positions of the current officers and directors is set forth below:

Name and Address            Age      Position(s)
----------------           ----      -------------
David Knapfel               31      President and Director

Dayna Wosk-Pipke            29      Vice-President and
                                    Director

Allan Wasel                 36      Secretary, Treasurer and
                                    Director

Background of Officers and Directors
------------------------------------
David Knapfel has been the President and a Director of our company since July 1, 2002. From August 2001 to the present,
Mr. Knapfel has been the owner of Touchwood Co., Ltd., a retailer and wholesaler dealing in the restoration and exportation of SE Asian antique furniture located in Bangkok, Thailand. From
April 1999 to August 2001 he was the owner of Dogma.com Co., Ltd., a company specializing in print and internet graphic design. >From April 1997 to April 1999 he worked as a freelance print and Internet graphic designer. He attended the British Columbia Institute of Technology and graduated with a Diploma in Technology, Building Economics & Design in April 1997. Mr.
Knapfel currently devotes full-time to our business.

Dayna Wosk-Pipke has been the Vice-President and a Director of our company since inception. From 1994 to the present, Mrs. Wosk-Pipke has been employed by the Pan Pacific Hotel in Vancouver, B.C., Canada, in the food and beverage department. >From 1993-1994, she managed an Esprit retail-clothing store in Vancouver, overseeing day-to-day operations. She attended Langara College in Vancouver from 1991-1993. Mrs. Wosk-Pipke devotes approximately 2 hours per week to our business.

Allan Wasel has been the Secretary, Treasurer and a Director of our company since inception. Mr. Wasel has worked in the Real Estate Industry in Canada since the early 1990's, with sales exceeding the 50 million dollar range. From the early 1990's to April 2001, he worked with Sutton Group Locarno in Vancouver, B.C., Canada and from April 2001 to the present he has worked for Amex Realty in Vancouver, B.C., Canada. Mr. Wasel graduated from The University of British Columbia in
1998 with a Bachelor of Arts Degree in Psychology with elective concentration on Financial accounting and marketing. He also currently holds his Agent 9:15 real estate license from the Province of British Columbia. Mr. Wasel devotes approximately 5 hours per week to our business.

ITEM 10. EXECUTIVE COMPENSATION

As of the date of the filing of this Annual Report, none of Registrant's officers or directors have been compensated for their services, either in cash or stock, and there are no plans to compensate them in the near future, unless and until Registrant begins to realize revenues and becomes profitable in its business operations. As a result, no summary compensation tables have been included herein.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT.

The following table sets forth the total number of shares owned beneficially by each of Registrant's directors, officers and key employees, individually and as a group, and the present owners of 5% or more of total outstanding shares. The stockholders listed below have direct ownership of their shares and possess sole voting and dispositive power with respect to the shares.

-------------------------------------------------------------------
Title of Class    Name and Address         Amount and
                    of Beneficial          Nature of      Percent
                      Owner                Beneficial     of Class
                                           Ownership
-------------------------------------------------------------------
Common Stock     David Knapfel              400,000         17%
                 202-1128 W. Broadway
                 Vancouver, BC Canada V6H 1G5

Common Stock     Allan Wasel                400,000         17%
                 3202-1201 Marinaside Cres
                 Vancouver, BC Canada V6Z 2V2

Common Stock     Dayna Wosk-Pipke           200,000          9%
                 143 S. Grosvenor Ave.
                 Burnaby, BC Canada V5B 3N7
----------------------------
All Executive Officers and
Directors as a group (3 persons)          1,000,000         43%

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

There have been no actual or proposed transactions to which Registrant was or is to be a party to in which any Director, Executive Officer, nominee for election as Director, security holder, or any member of the immediate family of any of the aforementioned had or is to have a direct or indirect material interest.

ITEM 13.  EXHIBITS, LISTS AND REPORTS ON FORM 8-K.

(a)     Registrant's financial statement for the year ended
        December 31, 2002 is included herein.

(b) Registrant filed no reports on Form 8-K during the fourth quarter ended December 31, 2002

The following exhibits are included herein, except for the exhibits marked with an asterisk, which are incorporated herein by reference and can be found in Registrant's original Form 10SB12G Registration Statement, filed on October 11, 2002, under SEC File Number 0-50036 and/or CIK#0001178156 at www.sec.gov.


Exhibit Number     Description
--------------     -----------
    3(i) *         Articles of Incorporation
    3(ii)*         Bylaws
   23              Consent of Accountants


                    4FORGOLF, INC.
             (A Development Stage Company)







                 FINANCIAL STATEMENTS
             (Expressed in U.S. Dollars)






                 DECEMBER 31, 2002

                        and

                 DECEMBER 31, 2001

D E  V I S S E R  G R A Y
CHARTERED ACCOUNTANTS
401 - 905 West Pender Street
Vancouver, BC Canada
V6C 1L6

                        AUDITOR'S REPORT

To the Stockholders of 4ForGolf, Inc.

We have audited the balance sheets and statements of stockholder's equity of 4ForGolf, Inc. as at December 31, 2002 and 2001 and the statements of operations, deficit and comprehensive loss, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

In our opinion, these financial statements present fairly, in all material respects, the financial position and stockholder's equity of the Company as at December 31, 2002 and 2001 and the results of its operations and cash flows for the periods from the date of incorporation on July 9, 2001 to December 31, 2002 and for the years ended December 31, 2002 and 2001, in accordance with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in note 1 to the financial statements, the Company has no established source of revenue and is dependent on its ability to raise substantial amounts of equity funds. This raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ De Visser Gray
CHARTERED ACCOUNTANTS
Vancouver, British Columbia
March 12, 2003

                        4FORGOLF, INC.
                       Balance Sheets
                            As at

                                 December 31,  December 31,
                                   2002          2001
                                  (U.S.$)       (U.S.$)
                                 ------------  -----------
ASSETS
------
Current Assets

  Cash                             59,240         1,863
                                 ========      ========
LIABILITIES
-----------
Current Liabilities

  Accounts payable                  2,313           500
                                 --------      --------
STOCKHOLDERS' EQUITY
--------------------
Share Capital (note 4)

Authorized: 100,000,000
common shares, par value
$0.001 per share

Issued: 2,300,000 common
shares (December 31, 2001 -
1,000,000 common shares)            2,300        1,000

Additional paid in capital         67,700        4,000

Accumulated Other Comprehensive
 Loss                                (722)           -

Deficit accumulated during
the Development Stage             (12,351)      (3,637)
                                 --------      -------
                                   56,927        1,363
                                 --------      -------
Continuance of Operations
(note 3)                           59,240        1,863
                                 ========      =======

            See notes to the financial statements


                      4FORGOLF, INC.
   Statements of Operations and Deficit and Comprehensive Loss
For the Year Ended December 31, 2002 and the Period from the Date of
      Incorporation on July 9, 2001 to December 31, 2001

                          Cumulative      For the    For the
                           Amounts         Year      Period
                           Date of         Ended      from
                         Incorporation    December Incorporation
                         (July 9, 2001)   31, 2002 (July 9, 2001)
                          to December                to December
                           31, 2002                  31, 2001
                            (U.S.$)      (U.S.$)     (U.S.$)
                          ------------   ---------  ------------
Expenses
--------
  Advertising                  318          318           -
  Bank charges                 146           29         117
  Dues and fees              5,528        4,908         620
  Professional fees          5,650        2,750       2,900
  Office rent                  709          709           -
                            ------       ------      ------
Net(loss) for the period   (12,351)      (8,714)    (3,637)

Deficit - beginning of
period                      (3,637)      (3,637)         -

Deficit - end of period    (15,988)     (12,351)    (3,637)
                            ------      -------      ------


Weighted average number
of shares outstanding                 1,623,288    1,000,000
                                      =========    =========

Earnings (loss) per share              $  0.00     $  (0.00)
                                       =======     ========
Comprehensive Income
--------------------
Net loss for the period    (15,988)     (12,351)     (3,637)

Other comprehensive loss      (722)        (722)          -
                            ------     --------     -------
Comprehensive loss for
the period                 (16,710)     (13,073)     (3,637)

         See notes to the financial statements


                         4FORGOLF, INC.
                    Statements of Cash Flows
For the Year Ended December 31, 2002 and the Period from the Date of
        Incorporation on July 9, 2001 to December 31, 2001

                          Cumulative      For the    For the
                           Amounts         Year      Period
                           Date of         Ended      from
                         Incorporation    December Incorporation
                         (July 9, 2001)   31, 2002 (July 9, 2001)
                          to December               to December
                            31, 2002                 31, 2001
                            (U.S.$)       (U.S.$)     (U.S.$)
                          ------------   ---------  ------------

Cash Provided By (Used For):
---------------------------

Operating Activities

  Net income (loss) for
  the period                 (12,351)     (8,714)     (3,637)

  Adjustment to
  reconcile net loss
  to cash provided by
  operations:

   - increase in accounts
     payable                   2,313       1,813         500

   - other comprehensive
     loss                       (722)       (722)          -
                           ---------     --------   --------
                             (10,760)     (7,623)     (3,137)

Financing Activity
------------------
Proceeds from the issue
of share capital             70,000       65,000      5,000
                           --------     --------   --------

Net cash provided during
the period                   59,240       57,377      1,863

Cash - beginning of period    1,863        1,863        -
                           --------     --------   --------
Cash - end of period         61,103       59,240      1,863
                           ========     ========   ========

               See notes to the financial statements

                                4FORGOLF, INC.
                     Statements of Stockholders' Equity



                                                       Accum.      Total
                     Common   Additional  Accumulated  Other    Stockholders'
                     Stock     Paid-in      Deficit    Comp.       Equity
                  (in millions) Capital                 Loss
                               (U.S.$)     (U.S.$)     (U.S.$)     (U.S.$)
                    ---------------------------------------------------------

Shares issued        1,000       4,000        -           -         5,000

Net loss from
July 9, 2001
to December 31,
2001                  -            -        (3,637)       -        (3,637)
                    ---------------------------------------------------------
Balance, December
31, 2001             1,000       4,000      (3,637)       -         1,363


Shares issued        1,300      63,700        -           -        65,000

Net loss from
January 1, 2002
to December 31,
2002                   -            -       (8,714)                (8,714)

Other
Comprehensive
Loss                   -            -            -      (722)        (722)
                    ---------------------------------------------------------

Balance,
July 11, 2002       2,300       67,700     (12,351)     (722)      56,927
                    =========================================================




                  See notes to the financial statements

                       4FORGOLF, INC.
                 (A Development Stage Company)
              Notes to the Financial Statements
           For the year ended December 31, 2002 and
                for the period from the date of incorporation
                 on July 9, 2001 to December 31, 2001

1.      BUSINESS OF THE CORPORATION AND GOING CONCERN

The Company was incorporated as 4ForGolf, Inc. in the State of Nevada, United States of America on July 9, 2001 under the Nevada Revised
Statutes, Chapter 78, Private Companies.

The Company has offices in Vancouver, B.C. The Company is in its development stage and to date its activities have been limited to initial organization and capital formation.

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. The Company currently has no source of revenue. The ability of the Company to continue as a going concern is dependent upon its ability to raise substantial amounts of equity funds for use in administrative and investment activities.

Management believes that its current plans for future operations are reasonably capable of removing the threat to the continuation of its business during the next twelve months.

2.      SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

These financial statements have been prepared in United States of America dollars using United States of America Generally Accepted
Accounting Principles.

Accounting Method
-----------------
The Company records income and expenses on the accrual method.

Fiscal Year
-----------
The fiscal year end of the Company is December 31.

Earnings (Loss) Per Share
-------------------------
Basic earnings (loss) per share includes no dilution and is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding in the period. Diluted earnings per share reflects the potential dilution of securities that could occur if securities or other contracts (such as stock options and warrants) to issue common stock were exercised or converted into common stock. The Company has no outstanding stock options or warrants.

Financial Instruments
---------------------
Unless otherwise indicated, the fair value of all reported assets and liabilities which represent financial instruments (none of which are held for trading purposes) approximate the carrying values of such amounts.

Statement of Cash Flows
-----------------------
For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

Use of Estimates
----------------
The preparation of the Company's financial statements in conformity with United States Generally Accepted Accounting Principles requires the Company's management to make estimates and assumptions that effect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

2.      SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES (continued)

Foreign Currency Transactions
-----------------------------
The Company's primary functional currency is the Canadian dollar.
Year or period-end monetary assets and liabilities resulting from Canadian dollar-denominated transactions are recorded in U.S. dollars utilizing year or period-end exchange rates, while transactions involving income and expense accounts are recorded using the average rates in effect during the period or year. Gains and losses arising from foreign currency transactions are included in current operations, while such items arising from the translation of non-U.S. dollar-denominated balances are separately disclosed on a current basis and are included, on a cumulative basis, as a separate component of Stockholders' Equity.

3.      SHARE CAPITAL

Authorized
----------
The authorized share capital consists of 100,000,000 shares of common stock with a par value of $0.001.

Issued:
------
                             Price per     Number     Amount
                               share        of        U.S.$
                               U.S.$       Shares
                             -------------------------------
Private placement              0.005    1,000,000     5,000
                             -------------------------------
Balance - December 31, 2001             1,000,000     5,000

Private placement              0.050    1,300,000    65,000
                             -------------------------------
Balance - December 31, 2002             2,300,000    70,000
                                        ====================





























               See notes to the financial statements

                        SIGNATURES
                        ----------
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  4ForGolf, Inc., a Nevada
                                  corporation

Date:  March 23, 2003       By:/s/ David Knapfel, President,
                                   CEO and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities and on the dates indicated:


Date:  March 23, 2003       By:/s/ David Knapfel, President,
                                   CEO and Director

Date:  March 23, 2003       By:/s/ Dayna Wosk-Pipke, Vice
                                   President and Director

Date:  March 23, 2003       By:/s/ Allan Wasel, Secretary,
                                   Treasurer, CFO and Director


CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO SECTION 302 OF THE ACT
---------------------------------------------------------------------------

     I, David Knapfel, certify that:

1. I have reviewed this annual report on Form 10-KSB of 4forGolf, Inc.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of 4forGolf, Inc. as of, and for, the periods presented in this annual report.

4. 4forGolf, Inc.'s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for 4forGolf, Inc. and have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to 4forGolf, Inc., including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     (b) evaluated the effectiveness of 4forGolf, Inc.'s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report
     (the "Evaluation Date"); and

     (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The other certifying officers and I have disclosed, based on our most recent evaluation, to our auditors and the audit committee of our Board of Directors (or persons performing the equivalent functions):

   (a) all significant deficiencies in the design or operation of internal controls which could adversely affect our ability to record, process, summarize and report financial data and have identified for our auditors any material weaknesses in internal controls; and

   (b) any fraud, whether or not material, that involves management or other employees who have a significant role in our internal controls.

6. The other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

        March 23, 2003           /s/ David Knapfel
                              ----------------------------------------
                                    Chief Executive Officer and Chairman
                              of the Board of Directors

CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO SECTION 302 OF THE ACT
---------------------------------------------------------------------------

     I, Allan Wasel, certify that:

1. I have reviewed this annual report on Form 10-KSB of 4forGolf, Inc.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of 4forGolf, Inc. as of, and for, the periods presented in this annual report.

4. 4forGolf, Inc.'s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for 4forGolf, Inc. and have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to 4forGolf, Inc., including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     (b) evaluated the effectiveness of 4forGolf, Inc.'s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report
     (the "Evaluation Date"); and

     (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The other certifying officers and I have disclosed, based on our most recent evaluation, to our auditors and the audit committee of our Board of Directors (or persons performing the equivalent functions):

   (a) all significant deficiencies in the design or operation of internal controls which could adversely affect our ability to record, process, summarize and report financial data and have identified for our auditors any material weaknesses in internal controls; and

   (b) any fraud, whether or not material, that involves management or other employees who have a significant role in our internal controls.

6. The other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

        March 23, 2003        /s/ Allan Wasel
                              ----------------------------------
                              Chief Financial Officer and Chairman
                              of the Board of Directors