Form 10QSB
period 2003-03-31
4FORGOLF INC
filed 2003-05-14
CIK 1178156

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-QSB
[X]  Quarterly Report under Section 13 or 15(d) of the Securities
Exchange Act of 1934 for the quarterly period ended March 31, 2003

[ ]  Transition report under Section 13 or 15(d) of the Exchange Act
For the transition period from        to
                               -------   --------

                Commission File Number: 0-50036

                          4forGolf, Inc.
     ------------------------------------------------------
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

                                None
  -----------------------------------------------------------------
  Former Name, Address and Fiscal Year, If Changed Since Last Report

Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days.   Yes  X     No

The number of shares outstanding of Registrant's common stock as of March 31, 2003 was 2,300,000.

Registrant's common stock is listed on the OTCBB under the symbol "FFGF".

                 Part I - Financial Information

Item 1.  Financial Statements

The interim financial statements of Registrant included herein are unaudited but reflect, in management's opinion, all adjustments, consisting only of normal recurring adjustments, that are necessary for a fair presentation of Registrant's financial position and the results of its operations for the interim periods presented. Because of the nature of the Registrant's business, the results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the full fiscal year. The financial statements included herein should be read in conjunction with the financial statements and notes thereto included in our Form 10KSB for the year ended
December 31, 2002.

                        4FORGOLF, INC.
               (A Development Stage Company)

                   FINANCIAL STATEMENTS
               (Expressed in U.S. Dollars)


    For the Three-Month Period Ended March 31, 2003
                   (unaudited)
                       and
   For the Period From Incorporation on July 9, 2001
                       to
                December 31, 2002
                   (audited)

                  D E   V I S S E R  G R A Y
                    CHARTERED ACCOUNTANTS

                                       401 - 905 West Pender Street
                                               Vancouver, BC Canada
                                                            V6C 1L6


REVIEW ENGAGEMENT REPORT


To the Stockholders of 4ForGolf, Inc.

We have reviewed the balance sheet and statement of stockholders' equity of 4ForGolf, Inc. as at March 31, 2003 and the statements of operations, deficit and comprehensive income, and cash flows for the three-month period then ended. Our review was made in accordance with generally accepted standards for review engagements in the United States of America and accordingly consisted primarily of enquiry, analytical procedures and discussion related to information supplied to us by the company.

A review does not constitute an audit and consequently we do not express an audit opinion on these financial statements.

Based on our review, nothing has come to our attention that causes us to believe that these financial statements are not, in all material respects, in accordance with generally accepted accounting principles in the United States of America.


CHARTERED ACCOUNTANTS

Vancouver, British Columbia
May 2, 2003

                        4FORGOLF, INC.
                       Balance Sheets
                            As at

                                 March 31,    December 31,
                                   2003          2002
                                  (U.S.$)       (U.S.$)
                                 ------------  -----------
ASSETS
------
Current Assets

  Cash                               58,167        59,240
                                   ========      ========
LIABILITIES
-----------
Current Liabilities

  Accounts payable                    1,500         2,313
                                   --------      --------
STOCKHOLDERS' EQUITY
--------------------
Share Capital (note 4)

Authorized: 100,000,000
common shares, par value
$0.001 per share

Issued: 2,300,000 common
shares (December 31, 2001 -
1,000,000 common shares)              2,300        1,000

Additional paid in capital           67,700       67,700

Accumulated Other Comprehensive
Income (Loss)                         4,132        (722)

Deficit accumulated during
the Development Stage              (17,465)     (12,351)
                                   --------     --------
                                     56,667       56,927
                                   --------     --------
Continuance of Operations
(note 3)                             58,167       59,240
                                   ========     ========

Approved by the Director:

                      4FORGOLF, INC.
   Statements of Operations and Deficit and Comprehensive Loss
       For the Three-Month Period Ended March 31, 2003
(Comparative for the Period From Incorporation on July 9, 2001
                   to December 31, 2002)

                          Cumulative   For the Three    For the
                           Amounts      Months Ended      Year
                           Date of       March 31,       Ended
                         Incorporation      2003      December 31,
                          to March                       2002
                           31, 2003
                             (U.S.$)       (U.S.$)       (U.S.$)
                          ------------   ---------  ------------
Expenses

  Advertising                     437          119           318
  Bank charges                     87         (59)            29
  Dues and fees                 5,528            -         4,908
  Professional fees             9,982        4,332         2,750
  Office rent                     709            -           709
                            ---------    ---------     ---------
Net(loss) for the period     (16,743)      (4,392)       (8,714)

Deficit - beginning of
period                       (16,710)     (13,073)       (3,637)

Deficit - end of period      (33,453)     (17,465)      (12,351)
                            =========    =========     =========

Weighted average number
of shares outstanding                    1,623,288     1,623,288
                                         =========     =========

Loss per share                           $  (0.00)     $  (0.00)
                                         =========     =========
Comprehensive Income

Net loss for the period      (33,453)     (17,465)      (12,351)

Other comprehensive
income (loss)                  3,410         4,132         (722)
                            --------     ---------     ---------
Comprehensive loss for
the period                  (30,043)      (13,333)      (13,073)
                            =========    =========     =========

         See notes to the financial statements


                         4FORGOLF, INC.
                    Statements of Cash Flows
  For the Period Ended March 31, 2003 and the Period from the
   Date of Incorporation on July 9, 2001 to December 31, 2001

                        Cumulative
                         Amounts                       Cumulative
                          From                          Amounts
                       Incorporation  For the Three      from
                       (July 9, 2001) Months Ended   Incorporation
                        to March 31,    March 31,    (July 9, 2001)
                           2003           2003       to December 31,
                          (U.S.$)       (U.S.$)           2002
                                                         (U.S.$)
                        ------------  ------------   --------------

Cash Provided By(Used For):

Operating Activities

 Net(loss)for the period      (16,743)      (4,392)      (8,714)

  Adjustment to
  reconcile net loss
  to cash provided by
  operations:

  -increase (decrease)
  in accounts payable            1,500        (813)        1,813

  -other comprehensive
  income (loss)                  3,410        4,132        (722)
                             ---------    ---------    ---------
                              (11,833)      (1,073)      (7,623)

Financing Activity

Proceeds from the issue
of share capital                70,000            -       65,000
                             ---------    ---------    ---------

Net cash provided (used)
during the period               58,167      (1,073)       57,377

Cash - beginning of period      61,103       59,240        1,863
                             ---------    ---------    ---------
Cash - end of period           119,270       58,167       59,240
                             =========    =========    =========

               See notes to the financial statements

                                4FORGOLF, INC.
                     Statements of Stockholders' Equity



                                                       Accum.    Total
                     Common   Additional  Accumulated  Other  Stockholders'
                     Stock     Paid-in      Deficit    Comp.     Equity
                               Capital                 Loss
                     (U.S.$)   (U.S.$)     (U.S.$)     (U.S.$)   (U.S.$)
                    ----------------------------------------------------

Shares issued        1,000       4,000        -           -      5,000

Net loss from
July 9, 2001
to December 31,
2001                  -            -        (3,637)       -      (3,637)
                    -------    --------   ---------   ---------  --------
Balance, December
31, 2001             1,000       4,000      (3,637)       -       1,363


Shares issued        1,300      63,700        -           -      65,000

Net loss from
January 1, 2002
to December 31,
2002                   -            -       (8,714)        -     (8,714)

Other
Comprehensive
Loss for 2002          -            -            -      (722)      (722)
                    -------    --------   ---------   ---------  -------
Balance,
December 31,2002     2,300     67,700      (12,351)     (722)    56,927
                    -------    --------   ---------   ---------  -------
Net loss from
January 1,
2003 to March          -            -      (17,465)        -    (17,465)
31, 2003

Other
comprehensive
income for 2003        -            -            -      4,132      4,132
                    -------    --------   ---------   ---------  -------
Balance,
March 31, 2003      2,300      67,700      (29,816)     3,410     43,594
                    =======    ========   =========   =========  =======

                  See notes to the financial statements

                            4FORGOLF, INC.
                    (A Development Stage Company)
                  Notes to the Financial Statements
    For the three-month period ended March 31, 2003 (unaudited) and for the period from the date of incorporation on July 9, 2001 to December 31, 2001

1.  BUSINESS OF THE CORPORATION AND GOING CONCERN

The Company was incorporated as 4ForGolf, Inc. in the State of Nevada, United States of America on July 9, 2001 under the Nevada Revised
Statutes, Chapter 78, Private Companies.

The Company's office is located in Vancouver, B.C. The Company is in its development stage and to date its activities have been limited to initial organization and capital formation.

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

Accounting Method
The Company records income and expenses on the accrual method.

Fiscal Year
The fiscal year end of the Company is December 31.

Earnings (Loss) Per Share
Basic earnings (loss) per share includes no dilution and is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding in the period. Diluted earnings per share reflects the potential dilution of securities that could occur if securities or other contracts (such as stock options and warrants) to issue common stock were exercised or converted into common stock. The Company has no outstanding stock options or warrants.

Financial Instruments
Unless otherwise indicated, the fair value of all reported assets and liabilities which represent financial instruments (none of which are held for trading purposes) approximate the carrying values of such amounts.

Statement of Cash Flows
For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

                                   9

2.  SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES (continued)

Use of Estimates
The preparation of the Company's financial statements in conformity with United States Generally Accepted Accounting Principles requires the Company's management to make estimates and assumptions that effect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Foreign Currency Accounting
The Company's primary functional currency is the Canadian dollar. Year or period-end monetary assets and liabilities resulting from Canadian dollar-denominated transactions are recorded in U.S. dollars utilizing year or period-end exchange rates, while transactions involving income and xpense accounts are recorded using the average rates in effect during the period or year. Gains and losses arising from foreign currency transactions are included in current operations, while such items arising from the translation of non-U.S. dollar-denominated balances are separately disclosed on a current basis and are included, on a cumulative basis, as a separate component of Stockholders'Equity.

3.	SHARE CAPITAL

Authorized
The authorized share capital consists of 100,000,000 shares of common stock with a par value of $0.001.

Issued
                           Price per share    Number of   Amount
                                U.S.$          shares     U.S.$
Balance, March 31,2003                        2,300,000   65,000
                                              =========   ======

                        SIGNATURES
                        ----------
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  4ForGolf, Inc., a Nevada
                                  corporation

Date:  May 14, 2003         By:/s/ David Knapfel, President,
                                   CEO and Director

Date:  May 14, 2003         By:/s/ Allan Wasel, Secretary,
                                   Treasurer, CFO and Director


CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO SECTION 302 OF THE ACT
---------------------------------------------------------------------------

     I, David Knapfel, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of 4forGolf, Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of 4forGolf, Inc. as of, and for, the periods presented in this quarterly report.

4. 4forGolf, Inc.'s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for 4forGolf, Inc. and have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to 4forGolf, Inc., including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (b) evaluated the effectiveness of 4forGolf, Inc.'s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report
     (the "Evaluation Date"); and

     (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6. The other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

	   May 14, 2003           /s/ David Knapfel
                              ----------------------------------------
			            Chief Executive Officer and Chairman
                              of the Board of Directors

CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO SECTION 302 OF THE ACT
---------------------------------------------------------------------------

     I, Allan Wasel, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of 4forGolf, Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of 4forGolf, Inc. as of, and for, the periods presented in this quarterly report.

4. 4forGolf, Inc.'s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for 4forGolf, Inc. and have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to 4forGolf, Inc., including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (b) evaluated the effectiveness of 4forGolf, Inc.'s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report
     (the "Evaluation Date"); and

     (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6. The other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

	May 14, 2003           /s/ Allan Wasel
                              ----------------------------------
                              Chief Financial Officer and Chairman
                              of the Board of Directors