Form 10QSB
period 2003-06-30
4FORGOLF INC
filed 2003-08-06
CIK 1178156

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-QSB
[X]  Quarterly Report under Section 13 or 15(d) of the Securities
Exchange Act of 1934 for the quarterly period ended June 30, 2003

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

The number of shares outstanding of Registrant's common stock as of June 30, 2003 was 2,300,000.

Registrant's common stock is listed on the OTCBB under the symbol "FFGF".

                 Part I - Financial Information

Item 1.  Financial Statements

The interim financial statements of Registrant included herein are unaudited but reflect, in management's opinion, all adjustments, consisting only of normal recurring adjustments, that are necessary for a fair presentation of Registrant's financial position and the results of its operations for the interim periods presented. Because of the nature of the Registrant's business, the results of operations for the six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the full fiscal year. The financial statements included herein should be read in conjunction with the financial statements and notes thereto included in our Form 10KSB for the year ended
December 31, 2002, which can be found on the SEC website at www.sec.gov under our SEC File Number 0-50036.

                        4FORGOLF, INC.
               (A Development Stage Company)

                   FINANCIAL STATEMENTS
               (Expressed in U.S. Dollars)






        For the Six-Month Period Ended June 30, 2003
                      (unaudited)
                          and
           the Year Ended December 31, 2002












             See notes to the financial statements

                        4FORGOLF, INC.
                       Balance Sheets
                            As at

                                 June 30,      December 31,
                                   2003           2002
                                  (U.S.$)        (U.S.$)

ASSETS
------
Current Assets
  Cash                               59,914        59,240
                                   ========      ========
LIABILITIES
-----------
Current Liabilities
  Accounts payable                    8,658         2,313
                                   --------      --------
STOCKHOLDERS' EQUITY
--------------------
Share Capital (note 4)

Authorized: 100,000,000
common shares, par value
$0.001 per share

Issued: 2,300,000 common
shares (December 31, 2001 -
1,000,000 common shares)              2,300         2,300

Additional paid in capital           67,700        67,700

Accumulated Other Comprehensive
Income (Loss)                         8,221         (722)

Deficit accumulated during
the Development Stage              (26,965)      (12,351)
                                   --------      --------
                                     51,257        56,927
                                   --------      --------
Continuance of Operations
(note 3)                             59,914        59,240
                                   ========      ========

               See notes to the financial statements


                      4FORGOLF, INC.
   Statements of Operations and Deficit and Comprehensive Loss
       For the Six-Month Period Ended June 30, 2003

                                  For the Six      For the
                                  Months Ended      Year
                                   June  30,       Ended
                                     2003        December 31,
                                                    2002
                                    (U.S.$)         (U.S.$)
                                  (unaudited)     (unaudited)

Expenses
  Advertising                            119             318
  Bank charges                         (162)            (29)
  Dues and fees                            -           4,908
  Professional fees                    5,814           2,750
  Office rent                            284             709
  Travel Expense                       8,559               -
                                   ---------       ---------
Net(loss) for the period            (14,614)         (8,714)

Deficit - beginning of
period                              (12,351)         (3,637)
                                   ---------       ---------
Deficit - end of period             (26,965)        (12,351)
                                   =========       =========
Weighted average number
of shares outstanding              1,623,288       1,623,288
                                   =========       =========
Loss per share                        (0.02)               -
                                   =========       =========
Comprehensive Income
  Net loss for the period           (14,614)        (12,351)
  Other comprehensive
  income (loss)                        8,943           (722)
                                   ---------       ---------
  Comprehensive income
  for the period                     (5,671)        (13,073)
  Comprehensive Deficit-
  beginning of period               (16,710)         (3,637)
                                   ---------       ---------
  Comprehensive Deficit-
  end of period                     (22,381)        (16,710)
                                   =========       =========

         See notes to the financial statements


                         4FORGOLF, INC.
                    Statements of Cash Flows
          For the Six-Month Period Ended June 30, 2003


                                 For the Six      For the Year
                                 Months Ended         Ended
                                   June 30,       December 31,
                                     2003             2002
                                   (U.S.$)           (U.S.$)
                                 (unaudited)       (unaudited)


Cash Provided By(Used For):

Operating Activities

 Net(loss)for the period             (14,614)          (8,714)

 Adjustment to reconcile net
 loss to cash provided by
 operations:

  -increase (decrease)
  in accounts payable                   6,345            1,813

  -other comprehensive
  income (loss)                         8,943            (722)
                                 ------------    -------------
                                          674          (7,623)

Financing Activity

Proceeds from the issue
of share capital                            -           65,000
                                 ------------    --------------

Net cash provided (used)
during the period                         674           57,377

Cash - beginning of period             59,240            1,863
                                 ------------    --------------
Cash - end of period                   59,914           59,240
                                 ============    ==============

                                4FORGOLF, INC.
                     Statements of Stockholders' Equity



                                                       Accum.    Total
                     Common   Additional  Accumulated  Other  Stockholders'
                     Stock     Paid-in      Deficit    Comp.     Equity
                               Capital                 Loss
                    ---------  ---------  -----------  --------  ----------
                      U.S.$      U.S.$       U.S.$       U.S.$     U.S.$


Shares issued        1,000       4,000           -           -      5,000

Net loss from
July 9, 2001
to December 31,
2001                      -           -      (3,637)          -    (3,637)
                    --------    -------   ---------   ---------  ---------
Balance, December
31, 2001               1,000      4,000      (3,637)          -      1,363

Shares issued          1,300     63,700           -           -     65,000

Net loss from
January 1, 2002
to December 31,
2002 (unaudited)           -          -      (8,714)          -     (8,714)

Other
Comprehensive
Loss for 2002              -          -            -       (722)      (722)
                    --------    -------    ---------   ---------  ---------
Balance,
December 31,2002       2,300     67,700     (12,351)       (722)     56,927
                    --------   --------   ---------   ---------  ----------
Net loss from
January 1, 2003 to
June 30, 2003              -          -     (14,614)          -    (14,614)

Other comprehensive
income for 2003            -          -           -        8,943      8,943
                    --------   --------   ---------   ----------  ---------
Balance,
June 30, 2003          2,300     67,700    (26,965)        8,221     51,257
                    ========   ========   =========   ==========  =========

                            4FORGOLF, INC.
                    (A Development Stage Company)
                  Notes to the Financial Statements
       For the six-month period ended June 30, 2003 (unaudited)

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

                                   8

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

Issued
                           Price per share    Number of   Amount
                                U.S.$          shares     U.S.$
Balance, June 30,2003                        2,300,000   67,700
                                              =========   ======

                        SIGNATURES
                        ----------
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  4ForGolf, Inc., a Nevada
                                  corporation

Date:  August 4, 2003         By:/s/ David Knapfel, President,
                                     CEO and Director

Date:  August 4, 2003         By:/s/ Allan Wasel, Secretary,
                                     Treasurer, CFO and Director


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

	 August 4, 2003           /s/ David Knapfel
                              ----------------------------------------
		              Chief Executive Officer and Chairman
                              of the Board of Directors

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

	August 4, 2003           /s/ Allan Wasel
                              ----------------------------------
                              Chief Financial Officer and Chairman
                              of the Board of Directors