Form 10QSB/A
period 2003-06-30
4FORGOLF INC
filed 2003-08-11
CIK 1178156

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-QSB/A
[X]  Quarterly Report under Section 13 or 15(d) of the Securities
Exchange Act of 1934 for the quarterly period ended June 30, 2003

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
                                              =========   ======

 ITEM 6. EXHIBITS AND REPORTS ON FOR 8-K

(a) All exhibits required to be filed with this quarterly report, can be found in their entirety in Registrant's original
Form 10-SB12G registration statement, filed with the SEC on October 11, 2002, under CIK Number 0001178156, on the SEC website at www.sec.gov.

(b) A Form 8-K was filed on July 25, 2003, giving details under Item 1 regarding a share exchange; Item 2 regarding an acquisition of assets; and Item 5 regarding submission of certain matters relating to these events to a vote of the shareholders. The Form 8-K can be found in its entirety on the SEC website at www.sec.gov, under CIK Number 0001178156.


                        SIGNATURES
                        ----------
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  4ForGolf, Inc., a Nevada
                                  corporation

Date:  August 10, 2003         By:/s/ David Knapfel, President,
                                      CEO and Director

Date:  August 10, 2003         By:/s/ Allan Wasel, Secretary,
                                      Treasurer, CFO and Director


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

	 August 10, 2003           /s/ David Knapfel
                              ----------------------------------------
		              Chief Executive Officer and Chairman
                              of the Board of Directors

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

	August 10, 2003           /s/ Allan Wasel
                              ----------------------------------
                              Chief Financial Officer and
                              Director