Form 10QSB/A
period 2003-06-30
4FORGOLF INC
filed 2003-08-14
CIK 1178156

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 FORM 10-QSB/A-2

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2003.

[ ] Transition report under Section 13 or 15(d) of the Exchange Act for the transition period from _________ to __________.

                         Commission File Number: 0-50036

                                  Tricell, Inc.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  Nevada                              88-0504530
                  ------                              ----------
       (State or other jurisdiction of     (I.R.S. Employer Identification No.)
        incorporation or organization)

                             202-1128 West Broadway
                         Vancouver, B.C., Canada V6H 1G5
               ---------------------------------------------------
               (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code: (604) 739-2411

                                 4ForGolf, Inc.
       ------------------------------------------------------------------
       Former Name, Address and Fiscal Year, If Changed Since Last Report

      Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes [X]  No [ ]

      The number of shares outstanding of Registrant's common stock as of August 12, 2003 was 93,500,000.


      Transitional Small Business Disclosure Format (check one):

                                Yes [ ] No [X]

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

      The interim financial statements of Registrant included herein are unaudited but reflect, in management's opinion, all adjustments, consisting only of normal recurring adjustments, that are necessary for a fair presentation of Registrant's financial position and the results of its operations for the interim periods presented. Because of the nature of the Registrant's business, the results of operations for the six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the full fiscal year. The financial statements included herein should be read in conjunction with the financial statements and notes thereto included in our Form 10-KSB for the year ended December 31, 2002, which can be found on the SEC website at www.sec.gov under our SEC File Number 0-50036.

                                  TRICELL, INC.
                          (A Development Stage Company)
                            (formerly 4ForGolf, Inc.)

                              FINANCIAL STATEMENTS
                           (Expressed in U.S. Dollars)






                  For the Six-Month Period Ended June 30, 2003
                                   (unaudited)
                                       and
                        the Year Ended December 31, 2002

                                  TRICELL, INC.
                          (A Development Stage Company)
                            (formerly 4ForGolf, Inc.)
                                 Balance Sheets
                                      As at

                                                June 30,      December 31,
                                                2003           2002
                                                (U.S.$)        (U.S.$)
                                              (unaudited)
ASSETS
Current Assets
  Cash                                          59,914         59,240
                                               ========      ========
LIABILITIES
Current Liabilities
  Accounts payable                               6,414          2,313
                                               --------      --------
STOCKHOLDERS' EQUITY
--------------------
Share Capital (note 4)

Authorized: 100,000,000
common shares, par value
$0.001 per share

Issued: 2,300,000 common
shares (December 31, 2001 -
1,000,000 common shares)                         2,300          2,300

Additional paid in capital                      67,700         67,700

Accumulated Other Comprehensive
Income (Loss)                                    8,220           (722)

Deficit accumulated during
the Development Stage                          (24,720)       (12,351)
                                               --------       --------
                                                53,500         56,927
                                               --------       --------
Continuance of Operations
(note 3)                                        59,914         59,240
                                               ========       ========




                      See notes to the financial statements

                                  TRICELL, INC.
                          (A Development Stage Company)
                            (formerly 4ForGolf, Inc.)
           Statements of Operations and Deficit and Comprehensive Loss
                  For the Six-Month Period Ended June 30, 2003

                                          For the Six       For the Year
                                          Months Ended      Ended
                                          June  30, 2003    December 31, 2002
                                          (U.S.$)           (U.S.$)
                                          (unaudited)

Expenses
  Advertising                                  119               318
  Bank charges                                (162)              (29)
  Dues and fees                                  -             4,908
  Professional fees                          5,814             2,750
  Office rent                                  284               709
  Travel Expense                             6,314                 -
                                          ---------          ---------
Net(loss) for the period                   (12,369)           (8,714)

Deficit - beginning of
period                                     (12,351)           (3,637)
                                          ---------          ---------
Deficit - end of period                    (24,720)          (12,351)
                                          =========          =========
Weighted average number
of shares outstanding                    1,623,288         1,623,288
                                          =========         ==========
Loss per share                               (0.01)                -
                                          =========         =========
Comprehensive Income
  Net loss for the period                  (12,369)          (12,351)
  Other comprehensive
  income (loss)                              8,943              (722)
                                          ---------         ---------
  Comprehensive income
  for the period                            (3,426)          (13,073)

  Comprehensive Deficit-
  beginning of period                      (16,710)           (3,637)
                                          ---------         ---------
  Comprehensive Deficit-
  end of period                            (20,136)          (16,710)
                                          =========         =========

                      See notes to the financial statements
                                       F-3

                                  TRICELL, INC.
                          (A Development Stage Company)
                            (formerly 4ForGolf, Inc.)
                            Statements of Cash Flows
                  For the Six-Month Period Ended June 30, 2003


                                 For the Six      For the Year
                                 Months Ended         Ended
                                   June 30,       December 31,
                                     2003             2002
                                   (U.S.$)           (U.S.$)
                                 (unaudited)


Cash Provided By(Used For):

Operating Activities

 Net(loss)for the period           $ (12,369)     $    (8,714)

 Adjustment to reconcile net
 loss to cash provided by
 operations:
  -increase (decrease)
  in accounts payable                  4,101            1,813

  -other comprehensive
  income (loss)                        8,943             (722)
                                 ------------    -------------
                                         674           (7,623)

Financing Activity

Proceeds from the issue
of share capital                           -           65,000
                                 ------------    --------------

Net cash provided (used)
during the period                        674           57,377

Cash - beginning of period            59,240            1,863
                                 ------------    --------------
Cash - end of period                  59,914           59,240
                                 ============    ==============

                     See notes to the financial statements.
                                       F-4

                                  TRICELL, INC.
                          (A Development Stage Company)
                            (formerly 4ForGolf, Inc.)
                       Statements of Stockholders' Equity
                                  (Unaudited)

                                                       Accum.    Total
                     Common   Additional  Accumulated  Other  Stockholders'
                     Stock     Paid-in      Deficit    Comp.     Equity
                               Capital                 Loss
                    ---------  ---------  -----------  --------  ----------
                      U.S.$      U.S.$       U.S.$       U.S.$     U.S.$

Shares issued          1,000      4,000           -           -     5,000

Net loss from
July 9, 2001
to December 31,
2001                      -           -      (3,637)          -    (3,637)
                    --------    -------   ---------   ---------  ---------
Balance, December
31, 2001               1,000      4,000      (3,637)          -     1,363

Shares issued          1,300     63,700           -           -    65,000

Net loss from
January 1, 2002
to December 31,
2002 (unaudited)           -          -      (8,714)          -    (8,714)

Other
Comprehensive
Loss for 2002              -          -            -       (722)     (722)
                    --------    -------    ---------   ---------  ---------
Balance,
December 31,2002       2,300     67,700     (12,351)       (722)   56,927

Net loss from
January 1, 2003 to
June 30, 2003              -          -     (12,369)          -   (12,369)

Other comprehensive
income for 2003            -          -           -       8,943     8,943
                    --------   --------   ---------   ----------  ---------
Balance,
June 30, 2003          2,300     67,700     (24,720)      8,220    53,500
                    ========   ========   =========   ==========  =========

                     See notes to the financial statements.
                                       F-5

                                TRICELL, INC.
                        (A Development Stage Company)
                          (formerly 4ForGolf, Inc.)
                      Notes to the Financial Statements
            For the Six Month Period Ending June 30, 2003 (unaudited)

1.  BUSINESS OF THE CORPORATION AND GOING CONCERN

      The Company was incorporated as 4ForGolf, Inc. in the State of Nevada, United States of America on July 9, 2001 under the Nevada Revised Statutes, Chapter 78, Private Companies. On July 11, 2003, the Company's stockholders voted to change the name to Tricell, Inc.

      The Company's office is located in Vancouver, B.C. Through the quarter ended June 30, 2003, the Company was in its development stage and its only activities were limited to initial organization and capital formation.

      The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Through the quarter ended June 30, 2003, the Company had no source of revenue and its ability to continue as a going concern was dependent upon its ability to raise substantial amounts of equity funds for use in administrative and investment activities.

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

3.  SHARE CAPITAL

      Effective July 28, 2003, the Company conducted a forward stock split of its issued and outstanding common stock on a 20 new for 1 old basis. The stock split did not change the par value of the common stock or the number of shares authorized for issuance. All stock figures have been restated to reflect the stock split. The Company's shareholders voted to increase the number of shares of common stock authorized for issuance from 100,000,000 to 500,000,000, as well as authorize a class of 100,000,000 shares of preferred stock, par value $0.001.

4.  RECENT ACQUISITION

      On July 21, 2003 the Company executed a Stock Exchange Agreement ("Agreement") with Tricell UK Limited and Tricell Limited, two United Kingdom corporations. As a result of the Agreement, Tricell UK Limited and Tricell Limited became wholly-owned subsidiaries of the Company and the Tricell shareholders became the collective owners of approximately 51% of the Company. The Company's operations now consist of supplying and distributing mobile phones and electronic commodities in Europe and Asia. The Company now believes it has sufficient cash to satisfy its operating requirements for in excess of twelve
(12) months.

ITEM 2.     MANAGEMENT'S PLAN OF OPERATIONS.

Forward-looking Information

      This quarterly report contains forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. These statements relate to future events or to our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," or "continue" or the negative of such terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. There are a number of factors that could cause our actual results to differ materially from those indicated by such forward-looking statements.

      Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. Although all such forward-looking statements are accurate and complete as of this filing, we cannot predict whether the statements will ultimately be accurate and consequently do not assume responsibility for the ultimate accuracy and completeness of such forward-looking statements. We are under no duty to update any of the forward-looking statements after the date of this report to conform such statements to actual results.

Overview

      We were incorporated to engage in an on-line golf tee-time reservation service and golfing resource website, which we have operated since our inception. As a result of our lack of profitability and the Company's receipt of numerous inquires from entities seeking to merge with us, we decided to change our operational focus in July, 2003 by executing a Stock Exchange Agreement ("Agreement") with Tricell UK Limited and Tricell Limited, two United Kingdom corporations (collectively referred to as "Tricell"). As a result of the Agreement, Tricell UK Limited and Tricell Limited became wholly-owned subsidiaries of the Company and the Tricell shareholders became the collective owners of approximately 51% of the Company.

      The Company's operations now consist of supplying and distributing mobile phones and electronic commodities in Europe and Asia. Tricell attempts to obtain its products at the best prices available and distribute these products to markets at varying levels of maturity in Europe and Asia.

      The Company believes it has sufficient cash to satisfy its operating requirements for in excess of twelve (12) months. Tricell is in the process of identifying complementary businesses with which to merge or acquire in its attempt to expand its target market and product offerings. Any such merger or acquisition would be expected to be achieved primarily through an exchange of equity. However, the Company may engage in financing activities, either through the sale of debt or equity, in connection with any merger or acquisition activity.

ITEM 3.     CONTROLS AND PROCEDURES.

      Within the 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon the evaluation, our Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls are effective in timely alerting them to material information relating to us, required to be included in our periodic SEC filings. There have been no significant changes in our internal controls or in other factors which could significantly affect internal controls subsequent to the date we conducted our evaluation.

                                    PART II
                                OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits found after the signature page of this Form 10-QSB.

     (b) A Form 8-K was filed on July 25, 2003, disclosing activity under Item 1 regarding a share exchange, Item 2 regarding an acquisition of assets, and
Item 5 regarding submission of certain matters relating to these events to a vote of the shareholders.

                                   SIGNATURES

      In accordance with the requirements of Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Tricell, Inc.

Date:  August 13, 2003                    By:/s/ David Knapfel
                                          ------------------------------
                                          David Knapfel, President & CEO

                                INDEX TO EXHIBITS

      EXHIBIT       PAGE
      NO.            NO.      DESCRIPTION
      -------       ----      -----------
      31(i)          6        302 Certification of Chief Executive Officer
      31(ii)         7        302 Certification of Chief Financial Officer
      32(i)          8        906 Certification of Chief Executive Officer
      32(ii)         9        906 Certification of Chief Financial Officer

                                                                   EXHIBIT 31(i)


I, David Knapfel, certify that:

1.    I have reviewed this quarterly report on Form 10-QSB of Tricell, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: August 13, 2003             /s/ David Knapfel
                                  ---------------------------------------
                                  David Knapfel
                                  Chief Executive Officer

                                                                  EXHIBIT 31(ii)

I, Allan Wasel, certify that:

1.    I have reviewed this quarterly report on Form 10-QSB of Tricell, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: August 13, 2003              /s/ Allan Wasel
                                   ---------------------------------
                                   Allan Wasel
                                   Chief Financial Officer

                                                                   EXHIBIT 32(i)

                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

      In connection with the quarterly report on Form 10-QSB of Tricell, Inc. (the "Company") for the period ended June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, David Knapfel, the Chief Executive Officer of the Company, hereby certifies, pursuant to 18 U.S.C. section 1350, that:

      (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: August 13, 2003

/s/ David Knapfel
-----------------------
David Knapfel
Chief Executive Officer

                                                                  EXHIBIT 32(ii)

                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

      In connection with the quarterly report on Form 10-QSB of Tricell, Inc. (the "Company") for the period ended June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, Allan Wasel, the Chief Financial Officer of the Company, hereby certifies, pursuant to 18 U.S.C. section 1350, that:

      (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: August 13, 2003

/s/ Allan Wasel
---------------------------
Allan Wasel
Chief Financial Officer