Form 10QSB
period 2003-09-30
TRICELL INC
filed 2003-11-19
CIK 1178156

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2003.

[ ] Transition report under Section 13 or 15(d) of the Exchange Act for the
transition period from           to

Commission File Number: 0-50036

                                  TRICELL, INC.
                                  -------------
             (Exact name of registrant as specified in its charter)

             NEVADA                                      88-0504530
             ------                                      ----------
 (State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)

                             202-1128 WEST BROADWAY
                         VANCOUVER, B.C., CANADA V6H 1G5
                         -------------------------------
               (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code: (604) 739-2411

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 YES [X] NO [ ]

         The number of shares outstanding of Registrant's common stock as of November 11, 2003 was 93,500,000.

         Transitional Small Business Disclosure Format (check one):

                                 YES [ ] NO [X]

                                TABLE OF CONTENTS


PART I-FINANCIAL INFORMATION..................................................................... 3

         ITEM 1.  Financial Statements........................................................... 3

         ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results of
                  Operations..................................................................... 4

         ITEM 3.  Controls and Procedures........................................................ 6

PART II-OTHER INFORMATION........................................................................ 7

         ITEM 6.  Exhibits and Reports on Form 8-K............................................... 7

SIGNATURES....................................................................................... 8

INDEX TO EXHIBITS................................................................................ 9

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                         TRICELL, INC. AND SUBSIDIARIES

                          INDEX TO FINANCIAL STATEMENTS



F-2      Condensed Consolidated Balance Sheets as of September 30, 2003
         (unaudited) and December 31, 2002

F-3      Condensed Consolidated Statements of Income for the Three Months
         Ended September 30, 2003 and 2002 (Unaudited)

F-4      Condensed Consolidated Statements of Income for the Nine Months
         Ended September 30, 2003 and 2002 (Unaudited)

F-5      Condensed Consolidated Statements of Cash Flows for the Nine Months
         Ended September 30, 2003 and 2002 (Unaudited)

F-6      Notes to Condensed Consolidated Financial Statements (Unaudited)
 to
F-13

                                  TRICELL, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                          DECEMBER 31, 2002
                                                     SEPTEMBER 30,   ----------------------------
                                                        2003                          ACCOUNTING
                                                     (UNAUDITED)     REGISTRANT        ACQUIRERS
                                                     -----------     -----------      -----------
ASSETS

CURRENT ASSETS
  Cash                                               $   409,704     $    59,240      $ 4,441,294
  VAT receivable, net                                    972,584              --        8,871,538
  Notes and loans receivable                           3,338,768              --          641,760
  Accounts receivable, net                             1,725,088              --           32,088
  Receivable from shareholder                            286,136              --               --
  Prepaid expenses and other current assets              145,521              --           47,416
                                                     -----------     -----------      -----------
    Total current assets                               6,877,801          59,240       14,034,096

MACHINERY AND EQUIPMENT, NET                             407,778              --          393,363
                                                     -----------     -----------      -----------

TOTAL ASSETS                                           7,285,579          59,240       14,427,459
                                                     ===========     ===========      ===========

LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES
  Short-term notes and loans payable                          --              --        8,088,632
  Income taxes payable                                 2,710,130              --        2,402,379
  Accounts payable and other current liabilities       1,075,616           2,313          976,745
  Current portion of long-term debt                       43,350              --           41,129
                                                     -----------     -----------      -----------

    Total current liabilities                          3,829,096           2,313       11,508,885

LONG-TERM DEBT                                           131,448              --          154,351

C0MMITMENT AND CONTINGENCIES                                  --              --               --

STOCKHOLDER'S EQUITY
  Common stock                                            93,500           2,300            1,615
  Additional paid-in capital                                  --          67,700               --
  Retained earnings (Deficit)                          2,945,244         (12,351)       2,572,362
  Accumulated other comprehensive income (loss)          286,291            (722)         190,246
                                                     -----------     -----------      -----------

    Total stockholder's equity                         3,325,035          56,927        2,764,223
                                                     -----------     -----------      -----------

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY           $ 7,285,579     $    59,240      $14,427,459
                                                     ===========     ===========      ===========

     See accompanying notes to condensed consolidated financial statements.

                                  TRICELL, INC.

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                        THREE MONTHS ENDED SEPTEMBER 30,
                                   (UNAUDITED)


                                                     2003              2002
                                                 ------------      ------------
SALES                                            $ 10,124,765      $ 61,073,712

COST OF SALES                                       9,809,726        58,965,097
                                                 ------------      ------------

  GROSS PROFIT                                        315,039         2,108,615

SELLING, GENERAL AND
 ADMINISTRATIVE EXPENSES                              472,553           368,371
                                                 ------------      ------------

    INCOME FROM OPERATIONS                           (157,514)        1,740,244

OTHER INCOME (EXPENSES)
  Interest expense
   and other financing costs                           (3,923)         (383,014)
                                                 ------------      ------------

     TOTAL OTHER EXPENSES                              (3,923)         (383,014)

  INCOME BEFORE INCOME TAXES                         (161,437)        1,357,230

INCOME TAX (EXPENSE) BENEFIT                           31,367          (407,170)
                                                 ------------      ------------

NET INCOME (LOSS)                                $   (130,070)     $    950,060
                                                 ============      ============

EARNING (LOSS) PER SHARE - BASIC AND DILUTED     $         --      $         --
                                                 ============      ============

WEIGHTED AVERAGE COMMON SHARES
 OUTSTANDING - BASIC AND DILUTED                   82,416,667                --
                                                 ============      ============

EARNING (LOSS) PER SHARE - BASIC AND DILUTED
 (PROFORMA)                                      $         --      $       0.01
                                                 ============      ============

WEIGHTED AVERAGE COMMON SHARES
 OUTSTANDING - BASIC AND DILUTED
 (PROFORMA)                                                --        75,500,000
                                                 ============      ============


     See accompanying notes to condensed consolidated financial statements.

                                  TRICELL, INC.

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                         NINE MONTHS ENDED SEPTEMBER 30,
                                   (UNAUDITED)


                                                   2003              2002
                                               -------------      -------------
SALES                                          $  95,093,502      $ 316,131,400

COST OF SALES                                     92,026,980        309,730,500
                                               -------------      -------------

  GROSS PROFIT                                     3,066,522          6,400,900

SELLING, GENERAL AND
 ADMINISTRATIVE EXPENSES                           2,353,742            978,725
                                               -------------      -------------

    INCOME FROM OPERATIONS                           712,780          5,422,175

OTHER INCOME (EXPENSES)
  Interest expense
   and other financing costs                         (88,135)          (625,467)
                                               -------------      -------------

     TOTAL OTHER EXPENSES                            (88,135)          (625,467)

  INCOME BEFORE INCOME TAXES                         624,645          4,796,708

INCOME TAX EXPENSE                                  (204,458)        (1,439,014)
                                               -------------      -------------

NET INCOME                                     $     420,187      $   3,357,694
                                               =============      =============

EARNING PER SHARE - BASIC AND DILUTED          $        0.01      $          --
                                               =============      =============

WEIGHTED AVERAGE COMMON SHARES
 OUTSTANDING - BASIC AND DILUTED                  58,138,889                 --
                                               =============      =============

EARNING PER SHARE - BASIC AND DILUTED
 (PROFORMA)                                    $          --      $        0.04
                                               =============      =============

WEIGHTED AVERAGE COMMON SHARES
 OUTSTANDING - BASIC AND DILUTED
 (PROFORMA)                                               --         75,500,000
                                               =============      =============


     See accompanying notes to condensed consolidated financial statements.

                                 TRICELL , INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                         NINE MONTHS ENDED SEPTEMBER 30,


                                                          2003               2002
                                                     -------------      -------------
CASH FLOWS FROM OPERATING
 ACTIVITIES:
 Net income                                          $     420,187      $   3,357,694
 Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
   Depreciation and amortization                            27,888             56,765
  Changes in operating assets
   and liabilities:
   (Increase) decrease in:
     Sales taxes receivable                              7,970,403         (4,733,113)
     Accounts receivable                                (1,635,274)        (7,733,032)
     Prepaid and other current assets                      (93,039)           (65,776)
    Increase (decrease) in:
     Accounts payable and accrued expenses                  20,571          5,529,385
     Income taxes payable                                  204,462          1,439,013
                                                     -------------      -------------
NET CASH PROVIDED BY (USED IN)
 OPERATING ACTIVITIES                                    6,915,198         (2,149,064)
                                                     -------------      -------------

CASH FLOWS FROM INVESTING
 ACTIVITIES:
 Purchase of machinery and equipment                       (52,856)          (304,801)
 Proceeds from sale of machinery and equipment              25,893                 --
 Loans to shareholder                                     (276,584)          (156,949)
 Loans to third-parties                                 (3,227,315)                --
                                                     -------------      -------------
NET CASH USED IN INVESTING ACTIVITIES                   (3,530,862)          (461,750)
                                                     -------------      -------------

CASH FLOWS FROM FINANCING
 ACTIVITIES:

 Repayment of loans to third parties                       644,580                 --
 Borrowing from (repayment to) factor company           (4,862,109)         1,337,192
 Repayment of loans from shareholder                    (1,650,616)           (23,091)
 Borrowing (repayment) of long-term debt                (1,638,827)           121,781
                                                     -------------      -------------
NET CASH PROVIDED BY (USED IN)
 FINANCING ACTIVITIES                                   (7,506,972)         1,435,882
                                                     -------------      -------------

NET DECREASE IN CASH                                    (4,122,636)        (1,174,932)

EFFECT OF EXCHANGE RATE ON CASH                             31,132             34,460

CASH, BEGINNING OF YEAR                                  4,501,208          1,303,078
                                                     -------------      -------------

CASH, END OF YEAR                                    $     409,704      $     162,606
                                                     =============      =============

SUPPLEMENTAL DISCLOSURE OF CASH
  FLOWS INFORMATION:
  Interest paid during the year                      $      88,135      $     625,467
                                                     =============      =============
  Income taxes paid during the year                  $     283,878      $          --
                                                     =============      =============

     See accompanying notes to condensed consolidated financial statements.

                                  TRICELL, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2003

                                   (UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION

         The condensed consolidated balance sheet as of September 30, 2003, the condensed consolidated statements of operations for the three months and nine months ended September 30, 2003 and 2002,and the condensed consolidated statements of cash flows for the nine months ended September 30, 2003 and 2002 are unaudited. However, in the opinion of management, all adjustments (which include reclassifications and normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2003 and for all periods presented, have been made. The results of operations for the three-month and nine-month periods ended September 30, 2003 are not necessarily indicative of the operating results for the full year.

         These condensed consolidated financial statements and notes are presented in accordance with rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the Company's consolidated financial statements and notes thereto included in the Company's December 31, 2002 Form 10-KSB, and the December 31, 2002 financial statements of Tricell UK LTD and Tricell Limited (see Note 2), filed with the Company Form 8-K/A.

         PRINCIPLES OF CONSOLIDATION

         The condensed consolidated financial statements include the accounts of Tricell, Inc. (the "Company") and its wholly-owned subsidiaries, Tricell UK LTD and Tricell Limited. All significant intercompany balances and transactions have been eliminated.

         REPORTING PERIOD

         As further explained in Note 3, the acquisition of Tricell UK LTD and Tricell Limited on July 21, 2003 was accounted for as a reverse acquisition. Tricell UK LTD and Tricell Limited were deemed to be the accounting acquirers and the Company was deemed the legal acquirer. The accompanying

                                  TRICELL, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2003

                                   (UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION (CONTINUED)

         REPORTING PERIOD (CONTINUED)

         condensed consolidated financial statements for the three months ended September 30, 2003 depict the results of operations and cash flows of Tricell UK LTD and Tricell Limited from July 1, 2003 to September 30, 2003 and the results of operations and cash flows of the Tricell, Inc. from July 21, 2003 (date of acquisition) to September 30, 2003. The accompanying condensed consolidated financial statements for the nine months ended September 30, 2003 depict the results of operations and cash flows of Tricell UK LTD and Tricell Limited from January 1, 2003 to September 30, 2003, and the results of operations and cash flows of the Tricell, Inc. from July 21, 2003 to September 30, 2003. The accompanying condensed consolidated financial statements for the three months and nine months ended September 30, 2002 depict the results of operations and cash flows of Tricell UK LTD and Tricell Limited only.

NOTE 2 -  NAME CHANGE AND FORWARD STOCK SPLIT

         The Company was incorporated as 4ForGolf, Inc. on July 9, 2002. On July 11, 2003, the Company's shareholders voted to change the name to Tricell, Inc.

         Effective July 28, 2003, the Company conducted a forward stock split of its issued and outstanding common stock on a 20 new for 1 old basis. The stock split did not change the par value of the common stock. All stock figures have been restated to reflect the stock split. In addition, the Company's shareholders voted to increase the number of shares of common stock authorized for issuance from 100,000,000 to 500,000,000, as well as authorize a class of 100,000,000 shares of preferred stock, par value $0.001.

NOTE 3 - ACQUISITIONS

         On July 21, 2003, Tricell, Inc., formally 4ForGolf, Inc., executed a Stock Exchange Agreement with Tricell UK LTD and Tricell Limited. Pursuant to the Agreement, the Company acquired all of the issued and outstanding capital stock of Tricell UK LTD and Tricell Limited, in aggregate, in exchange for 47,500,000 post-forward stock split shares of the Company's common stock. As a result of the Agreement,

                                  TRICELL, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2003

                                   (UNAUDITED)


NOTE 3 -  ACQUISITIONS (CONTINUED)

         Tricell UK LTD and Tricell Limited became wholly owned subsidiaries of the Company, and their former shareholders became the collective owners of 51% of the Company.

         Prior to the acquisitions, the Company was a non-operating entity, with minimal net assets (approximately $54,000 at June 30, 2003). As a result of Tricell UK LTD and Tricell Limited shareholders owning the majority of the stock of the combined company, and as a result of the Company having minimal net assets, the acquisition was accounted for as a "reverse recapitalization" with no goodwill or intangible assets recognition. Tricell UK LTD and Tricell Limited were deemed the accounting acquirers.

         PRO-FORMA RESULTS OF OPERATIONS

         No pro-forma results of operations is provided as the results of operations for Tricell, Inc., the accounting acquiree, for the three months and nine months periods ended September 30, 2003 and 2002 were not material. Tricell, Inc.'s net loss for the 3 months and nine months ended September 30, 2003 amounted to approximately $37,000 and $49,000, respectively. Tricell, Inc.'s net loss for the three months and nine months ended September 30, 2002 amounted to approximately $2,200 and $6,500, respectively.

NOTE 4 -  NOTES AND LOANS RECEIVABLE

         On May 21, 2003, the Company entered into a loan facility agreement with a third party, whereas the Company was to lend up to $3,167,000 to the third party. The loan bears interest at 2% above the Base Rate of Barclays Bank plc and was due on October 31, 2003. The facility was subsequently increased to up $4,000,000 and the maturity was extended to December 31, 2003. As of September 30, 2003, the balance outstanding was $3,072,032.

         The remaining balance of $266,736 included in notes and loans receivable in the accompanying condensed consolidated balance sheet consist of short term loans which have been repaid subsequent to September 30, 2003.

                                  TRICELL, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2003

                                   (UNAUDITED)

NOTE 5 -  SHORT-TERM NOTES AND LOANS PAYABLE

         Short-term notes and loans payable consisted of the following at September 30, 2003 and December 31, 2002:

                                                                                    September 30,            December 31,
                                                                                        2003                     2002
                                                                                     -----------             ------------
         Loan payable to bank, in connection with an Invoice
         Discounting Facility for the Company's Value-Added-Tax ("VAT")
         receivables, bearing interest at 2.75% above the Bank of
         England rate. The facility was terminated by the bank in
         February of 2003 and the loan fully repaid.                                  $       --             $4,840,837

         Loan payable to shareholder; the loan was non-interest bearing and was due on demand. The loan was repaid subsequent to
         December 31, 2002.                                                           $       --              1,643,395

         Note payable to a third-party, originally due on May 31, 2002, bearing interest at 15% per annum. The due date was extended to January 30, 2003 at 25% per annum. The note plus accrued
         interest was repaid in May 2003.                                             $       --              1,604,400

                                                                                      $       --             $8,088,632
                                                                                      ==========             ==========

NOTE 6-  COMMITMENTS AND CONTINGENCIES

         In the ordinary course of business, the Company filed claims for refund of VAT (Value-Added-Tax) of approximately $942,000 during the year ended December 31, 2002 and $714,000 during January and February 2003. The VAT authorities determined that the VAT associated with these particular transactions had been involved in "Carousel" fraud and therefore, the refunds of the VAT were denied. The Company referred the matter to the Tribunal which upon review concluded that there was no wrongdoing by the Company however; the refunding of the VAT had no economic substance since the VAT had not been

                                  TRICELL, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2003

                                   (UNAUDITED)

NOTE 6-  COMMITMENTS AND CONTINGENCIES (CONTINUED)

         previously paid. Since the VAT was not held by the VAT authorities, no refund was available.

         Based upon the Tribunal findings, recovery of the VAT associated with these transaction is unlikely and the Company provided for an allowance of $942,000 against VAT receivable for the year December 31, 2002 and an allowance of $714,000 against VAT receivable for the nine months ended September 30, 2003.

NOTE 7 - COMPREHENSIVE INCOME (LOSS)

         Comprehensive income (loss) includes net income and foreign currency translation adjustments, which are reported separately on the consolidated statements of stockholders' equity in the Company Form 10-K.


                                           Three Months Ended               Nine Months Ended
                                      ------------------------------   -----------------------------
                                         September       September       September       September
                                         30, 2003        30, 2002        30, 2003        30, 2002
                                      -------------    -------------   -------------   -------------
Net Income (Loss)                     $    (130,070)   $     950,060   $     420,187   $   3,357,694

Foreign currency translation
adjustments, net of tax                      21,494           46,660          96,767         160,971
                                      -------------    -------------   -------------   -------------

Comprehensive income (Loss)           $    (108,576)   $     996,720   $     516,954   $   3,518,665
                                      =============    =============   =============   =============


NOTE 8 -SEGMENT REPORTING

         The Company has only one reportable segment.

         Net sales to customers as a percentage of total sales approximated the following for the three and nine months ended September 30, 2003 and 2002:

                                  TRICELL, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2003

                                   (UNAUDITED)


NOTE 8 -SEGMENT REPORTING (CONTINUED)

       3 Months Ended September 30,       9 Months Ended September 30,
      ------------------------------    ------------------------------
           2003             2002             2003             2002
      -------------    -------------    -------------    -------------
                 46%              41%              17%              --
                 36%              14%              --               --
                 11%              --               --               --



         Net purchases from vendors as a percentage of total purchases approximated the following for the three and nine months ended September 30, 2003 and 2002:

       3 Months Ended September 30,      9 Months Ended September 30,
      ------------------------------    ------------------------------
          2003             2002             2003              2002
      -------------    -------------    -------------    -------------
                 81%              20%              17%              21%
                 11%              17%              15%              15%
                 --               16%              --               11%
                 --               13%              --               --

         Revenues from the United Kingdom and other continents were as follows:

                                       Three Months Ended September 30,
                                       --------------------------------
                                            2003             2002
                                        -------------   -------------
UK                                      $     773,880   $  11,694,490
Europe                                      5,751,132      49,379,222
Asia                                        3,599,753              --
                                        -------------   -------------

 Total                                  $  10,124,765   $  61,073,712
                                        =============   =============

                                       Nine Months Ended September 30,
                                       -------------------------------
                                             2003            2002
                                        -------------   -------------
UK                                      $  16,025,674   $ 179,074,650
Europe                                     62,772,274     137,056,750
Asia                                       15,575,683
North America                                 719,871              --
                                        -------------   -------------

 Total                                  $  95,093,502   $ 316,131,400
                                        ============    =============


         The company has no long-lived assets outside of the United Kingdom.

                                  TRICELL, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2003

                                   (UNAUDITED)

NOTE 9 - SUBSEQUENT EVENTS

         On October 31, 2003, the Company announced that the terms of a definitive agreement have been reached to acquire 100% of ACL Distributors Limited, a United Kingdom based company for a proposed maximum consideration of $2,000,000 in common stock and an element of cash to be issued at the closing price on the day preceding completion. Completion is anticipated prior to December 31, 2003 and is subject to due diligence.

NOTE 10 -RECENT ACCOUNTING PRONOUNCEMENTS

         In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and replaces Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This standard requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred rather than the date of an entity's commitment to an exit plan. This statement is effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The provision of Statement No. 146 did not affect the Company's financial statements.

         In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" which expands previously issued accounting guidance and disclosure requirements for certain guarantees. The interpretation requires an entity to recognize an initial liability for the fair value of an obligation assumed by issuing a guarantee. The initial recognition and initial measurement provisions of FIN No. 45 are applicable to a company on a prospective basis to guarantees issued or modified after December 31, 2002. However, the disclosure requirements in FIN No. 45 are effective for a company's financial statements for periods ending after December 15, 2002. The Company is not a party to any agreement in which it is a guarantor of indebtedness of others therefore the interpretation did not affect the Company's financial position, results of operations or cash flows.

                                  TRICELL, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2003

                                   (UNAUDITED)


NOTE 10 - RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

         In January 2003, the FASB issued Interpretations No. 46, "Consolidation of Variable Interest Entities". FIN No. 46 addresses consolidation by business enterprises of variable interest entities (formerly special purpose entities or "SPEs"). The Company does not have any variable interest entities as defined by FIN No. 46.

         In April 2003, the FASB issued Statement No. 149, "Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities". This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under Statement No. 133, "Accounting for Derivatives Instruments and Hedging Activities." The provisions of this statement are effective for all derivatives and hedging activities entered into after June 30, 2003. The Company does not expect SFAS No. 149 to have a material effect on its financial statements.

         In May 2003, the FASB issued SFAS No. 150 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 establishes standards on the classification and measurement of certain instruments with characteristics of both liabilities and equity. The provisions of SFAS No. 150 are effective for financial instruments entered into or modified after May 31, 2002 and to all other instruments that exist as of the beginning of the first interim financial reporting period beginning after June 15, 2003. The Company does not expect SFAS No. 150 to have a material effect on its financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Overview

         We were incorporated to engage in an online golf tee-time reservation service and golfing resource website, which we operated since our inception. As a result of our lack of profitability and the Company's receipt of numerous inquires from entities seeking to merge with us, we decided to change our operational focus in July, 2003 by executing a Stock Exchange Agreement ("Agreement") with Tricell UK Limited and Tricell Limited, two United Kingdom corporations (collectively referred to as "Tricell"). As a result of the Agreement, Tricell UK Limited and Tricell Limited became our wholly-owned subsidiaries and the Tricell shareholders became the collective owners of approximately 51% of our outstanding common stock.

         Our operations now consist of supplying and distributing mobile telephones, telephone accessories and electronic commodities in Europe and Asia. Tricell attempts to obtain its products at the best prices available and distribute these products to markets at varying levels of maturity in Europe and Asia.

         On October 30, 2003, our board of directors issued a press release announcing our intended acquisition of ACL Distributors Limited, a UK based company ("ACL"), pursuant to terms which had been reached to acquire one hundred percent (100%) of ACL for a proposed maximum consideration of US$2 million in our common stock and an element of cash to be issued at the closing price on the day preceding completion. We anticipate the acquisition to occur prior to December 31, 2003, subject to our satisfactory due diligence investigation and execution of a formal definitive acquisition agreement.

RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with the audited financial statements and notes thereto included in our annual report on Form 10-KSB for the fiscal year ended December 31, 2002, the December 31, 2002 financial statements of Tricell UK Ltd and Tricell Limited in our report on Form 8-K filed on October 6, 2003, and should further be read in conjunction with the financial statements included in this report. Comparisons made between reporting periods herein are for the three month and nine month periods ended September 30, 2003 as compared to those periods in 2002.

         We had a net loss of $130,070 for the quarter ended September 30, 2003 as compared to $950,060 in net income for the same quarter in 2002. Net income for the nine months ended September 30, 2003 decreased to $420,187 from $3,357,694 for the same period in 2002. The decrease in our net income is mainly attributable to a substantial decrease in sales revenue from $61,073,712 for the three months ended September 30, 2002 to $10,124,765 for the three months ended September 30, 2003. Our sales revenue decreased from $316,131,400 for the nine months ended September 30, 2002 to $95,093,502 for the same period in 2003. The decrease in sales revenue is mainly due to our suspension of business activities in the first quarter of 2003 while we awaited the outcome of a Customs & Excise ruling on the treatment of liability for Value-Added-Tax ("VAT") upon intra-European transactions. The decrease in sales revenue is also due to a lack of available cash, which has impaired our ability to purchase and export goods. Our available cash decrease for two reasons. First, our credit facility with Barclay's Bank was terminated by Barclay's as a result of delays encountered regarding our VAT refunds. Second, these VAT refund delays inherently cause delays in our cash flow.

         We filed claims for refund of VAT of approximately $942,000 during the year ended December 31, 2002 and approximately $714,000 during January and February of 2003. Although the VAT authorities ruled that there was no fraud associated with these particular transactions (no fraud allegations involved Tricell in any manner, but did involve persons in the chain of title to goods sold by Tricell), but refunds of the VAT were denied. Based upon the ruling, we believe that recovery of the VAT is unlikely, and we have provided for an allowance of $942,000 against VAT receivable for the year December 31, 2002 and allowance of $714,000 against VAT receivable for the nine months ended September 30, 2003. The Customs & Excise ruling did not impair the conduct of our business, and we expect our sales to increase during the fourth quarter of 2003.

         Additionally, our selling, general and administrative expenses increased to $472,553 for the three months ended September 30, 2003 from $368,371 for the same period in 2002, and to $2,353,742 for the nine months ended September 30, 2003 from $978,725 for the same period in 2002. These increases are due to our merger and acquisition activities, costs incurred as a result of becoming a publicly traded and reporting company, increased legal and consulting fees incurred in connection with both of these factors, increased salaries and due to the provision for the VAT receivable.

LIQUIDITY AND CAPITAL RESOURCES

         As of September 30, 2003, our cash and cash equivalents were $409,704, as compared to $4,441,294 as of December 31, 2002. The decrease is mainly due to our decrease in revenue for the nine months ended September 30, 2003 as discussed above.

         Cash provided operating activities for the nine months ended September 30, 2003 was $6,915,198 as compared to cash used in operating activities for the same period of 2002 of $2,149,064. This change is mainly attributable to a decrease in sales taxes receivable of $7,970,403 from ($4,733,113) as of December 31, 2002. This is due to decreased revenues and decrease VAT taxes. For example, Tricell's VAT receivable typically averages approximately 17.5% of its sales revenues, so as revenue decreases, the VAT receivable decreases proportionately.

         Cash used in investing activity increased to $3,530,862 for the nine months ended September 30, 2003 as compared to $461,750 for the same period in 2002. This is primarily attributable to loans to third parties of $3,227,315.

         Cash used by financing activities was $7,506,972 for the nine months ended September 30, 2003 compared to cash provided by financing activities of $1,435,882 for the nine months ended September 30, 2002. The increased financing activity reflects repayment of borrowing from a factor company, repayment of loans from a shareholder, and repayment of long-term debt.

         We believe we have sufficient cash to satisfy our operating requirements for twelve months. We have the ability to restrict our expenditures to the extent cash is not available to purchase our goods, which will then attempt to resell. We anticipate that our re-entry into the intra-European market as a result of the Customs & Excise ruling will increase expenses and, if operations are successful, revenues. If the cash reserves are not enough to satisfy our operating needs and we are unable to generate revenues, we will seek and/or obtain bank loans on favorable terms and/or sell additional shares of our equity securities to secure the cash required to conduct our business operations for the next twelve (12) months we could fail. During the next twelve months, we plan to offer key positions, which are currently vacant, to management personnel from the acquisition of Tricell, including but not limited to the position of Chief Operating Officer.

ITEM 3. CONTROLS AND PROCEDURES.

         As of September 30, 2003, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls are effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be included in our periodic SEC filings as of September 30, 2003. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls since September 30, 2003 subsequent to the date we conducted our evaluation.

                                     PART II
                                OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

         (a) Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits found after the signature page of this Form 10-QSB.

         (b) A Form 8-K was filed on July 25, 2003 disclosing the change in control as a result of our acquisition of Tricell UK Limited and Tricell Limited, and the results of Special Shareholder Meeting held on July 11, 2003.

         (c) A Form 8-K was filed on September 11, 2003 disclosing a change in our certifying accountant, and officer resignations.

         (d) A Form 8-K/A was filed on October 6, 2003 disclosing the financial statements for Tricell UK Limited and Tricell Limited and our pro forma financial information in connection with our acquisition of assets.

         (e) A Form 8-K was filed on October 30, 2003 disclosing our intended acquisition of ACL Distributors Limited.

                                   SIGNATURES

         In accordance with the requirements of Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     Tricell, Inc.


Date: November 19, 2003              By:    /s/ Andre Salt
                                        ----------------------------------------
                                        Andre Salt, Chief Executive Officer and
                                              Principal Financial Officer

                                INDEX TO EXHIBITS

    EXHIBIT           PAGE
    NO.               NO.              DESCRIPTION
    ---               ---              -----------
    3(i)              *                Articles of Incorporation
    3(ii)             *                Bylaws
    31                10               302 Certification of Chief Executive Officer &
                                       Principal Financial Officer
    32                11               906 Certification of Chief Executive Officer &
                                       Principal Financial Officer