Form 10-K
period 2003-12-31
TRICELL INC
filed 2004-04-15
CIK 1178156

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-K

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act
    of 1934 for the fiscal year ended December 31, 2003, or
                                      -----------------

[ ]Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
   Act of 1934 For the transition period from _____________ to _________________

Commission File Number 0-50036
                       -------

                                  Tricell, Inc.
                                 --------------
             (Exact Name of Registrant as Specified in Its Charter)

           Nevada                                  88-0504530
          -------                                  ----------
(State or Other Jurisdiction of                (I.R.S. Employer
Incorporation or Organization)                 Identification No.)

       39 Uttoxeter Road, Longton, Stoke-on-Trent, ST3 1NT United Kingdom
       -------------------------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

                               011 44 1782 339 130
                               -------------------
              (Registrant's Telephone Number, Including Area Code)

           Securities registered pursuant to Section 12(g) of the Act:

                               Title of Each Class
                               -------------------
                     Common Stock, par value $.001 per share

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                                Yes: [X] No: [ ]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2) of the Act).

                               [ ] Yes [ X ] No

      The aggregate market value of the voting and non-voting share of Common Stock held by non-affiliates of the registrant, computed by reference to the closing price of such stock as of January 7, 2004 was $126,773,250.

      The number of shares of Common Stock outstanding as of January 7, 2004 was 93,500,000.

                      TABLE OF CONTENTS TABLE OF CONTENTS




PART I.........................................................................3
     Item 1.  Business.........................................................3
     Item 2.  Property.........................................................5
     Item 3.  Legal Proceedings................................................5
     Item 4.  Submission of Matters to a Vote of Security Holders .............5

PART II........................................................................6
     Item 5.  Market for Common Equity and Related Stockholder Matters.........6
     Item 6.  Selected Financial Data .........................................6
     Item 7.  Management's Discussion and Analysis of Financial Condition
              and Results of Operation.........................................7
     Item 7a. Quantitative and Qualitative Disclosures aboout Market Risk ....10
     Item 8.  Financial Statements and Supplementary Data.....................10
     Item 9.  Changes in and Disagreements with Accountants on Accounting and
              Financial Disclosure............................................11
     Item 9a. Controls and Procedures.........................................11

PART III......................................................................12
     Item 10. Directors and Executive Officers................................12
     Item 11. Executive Compensation..........................................13
     Item 12. Security Ownership of Certain Beneficial Owner and Management
              and Related Stockholder Matters.................................14
     Item 13. Certain Relationships and Related Transactions .................15
     Item 14. Principal Accounting Fees and Services .........................15

PART IV.......................................................................16
     Item 15. Exhibits, Financial Statement Schedules, and Reports on
              Form 8-K .......................................................16

Index to Exhibits.............................................................18

                                     PART I

PART I

ITEM 1.   Business

      As used herein, the terms "Company", "we", "our" or "us" refer to Tricell, Inc., a Nevada corporation, and its subsidiaries and predecessors, unless the context indicates otherwise. 4ForGolf, Inc. was incorporated in the State of Nevada on July 9, 2001 to engage in an online golf tee-time reservation service and golfing resource website, which we operated since our inception. As a result of our lack of profitability and the Company's receipt of numerous inquires from entities seeking to merge with us, we decided to change our operational focus in July, 2003 by executing a Stock Exchange Agreement ("Agreement") with Tricell UK Limited and Tricell Limited, two United Kingdom corporations (collectively referred to as "Tricell"). As a result of the Agreement, Tricell UK Limited and Tricell Limited became our wholly-owned subsidiaries and the Tricell shareholders became the collective owners of approximately 51% of our outstanding common stock.

      Our operations now consist of supplying and distributing mobile telephones, telephone accessories and electronic commodities in Europe and Asia. We attempt to obtain our products at the best prices available and distribute these products to markets at varying levels of maturity in Europe and Asia.

      On October 30, 2003, our board of directors issued a press release announcing our intended acquisition of ACL Distributors Limited, a UK based company ("ACL"), pursuant to terms which had been reached to acquire one hundred percent (100%) of ACL for a proposed maximum consideration of US$2 million in our common stock and an element of cash to be issued at the closing price on the day preceding completion. Instead of buying ACL outright, we were able to buy certain of ACL's assets, on February 19, 2004, and employed certain of its personnel, including its majority stockholder, Thomas Adams. We tendered a maximum consideration of $138,000 for these assets. Subsequent to the purchase, we have issued shares of our common stock valued at $533,400, as of February 19, 2004 to secure the services of the senior management of this business. The ACL assets have been contributed to and form the basis of operations for our new subsidiary, Tricell Distribution, a United Kingdom limited company.

      Tricell was founded in 1999 to address, and it continues to address, an opportunity for the sale and distribution of mobile handsets to the global wholesale market. We have built a core team of people with considerable expertise and success in product acquisition, wholesale distribution and service provision in a highly competitive market place.

      Our customers include wireless network operators, resellers, retailers and wireless equipment manufacturers. We handle wireless products manufactured by technology companies such as Nokia, Motorola, Sony Ericsson, Kyocera, Samsung, Siemens, Panasonic, NEC and Toshiba.

      The mobile handset market in 2003 was 444 million and is forecast to grow to 690 million in 2008 (Source: ARC/Ericsson/Analysys/Forward Concepts/Strategy Analytics/Nokia). The overall size of the wireless subscriber market is expected to grow to 1.6 billion subscribers in 2004 from 1.1 billion subscribers in 2002.

      Developments in the mobile sector now enable users to talk, send text messages (SMS), send and receive e-mail, send and receive images, play interactive games and conduct financial transactions.

      The major trends impacting the market we believe are:

      Replacement handsets in mature markets. The introduction of color displays, camera enabled handsets; image messaging (MMS), internet access and content services will be major drivers for handset replacement. Strategy Analyatics states that 75% of sales in the US market in 2002 were replacement handsets and this is expected to grow to 84% in 2004.

      Fixed to mobile migration. The evidence suggests that consumers are continuing to migrate to mobile phones from fixed lines. In the US, nearly 30% of total personal (i.e. non-business) calling minutes were carried on mobile phones in 2002, and is forecast to grow to more than 50% by 2006. (Yankee)

      Converged devices. The market for Personal Digital Assistants (PDA's) without voice capabilities is shrinking as customers opt for converged handheld devices, which, in the 1st Quarter of 2003 experienced growth of some 438.3% year-over-year (IDC) and 37.6% sequentially to 1.76 million units. The consensus view is that Smartphones will eclipse PDA's. Almost
      3.6 million units of smartphones and smartphone-PDA's were sold in the 2nd Quarter of 2003, representing about 3.3% of the overall handset market.
      (ABI)

      As device aesthetics and functionality improve, and end-user prices continue to decline, converged mobile devices are becoming increasingly accessible to the mainstream consumer and are expected to ship in greater numbers than traditional handheld devices for the first time by the end of 2003.
(IDC)

      The market in which we operate is highly competitive and has been characterized by low barriers to entry. Our ability to compete will depend upon our ability to continue to meet the needs of our customers and identify new and innovative market opportunities for our services.

      We believe our major competitors to be the Caudwell Group, the Hugh Symons Group, Brightpoint and Cellstar Inc.

Governmental Regulation & VAT Tax Effects

      We experienced a sharp decline in our revenue and in our trading of mobile telephones and related accessories in 2003 as compared with 2002 due almost entirely to a change in the regulatory regime involving VAT recoverability. Specifically, the regime changed to avail any participant in the purchase and sale of products to liability for any wrongdoing by any upstream and downstream purchaser. This regulatory change virtually forced us to halt our sales of products.

      The UK's government tax authority (HM Customs & Excise) retained VAT refunds the Company believes it was entitled to a refund in an amount equal in excess of approximately $17.4 million or 9.8 million (British pound).
The amount currently withheld by Customs has been reduced to around $1.78 million, or 1 million (British pound). However, the retention of VAT refunds severely impacted our ability to trade and sell our products. Notwithstanding a near cessation of trading in the 4th quarter of 2003, we still achieved revenues of almost $100 million for the year ended 2003.

Employees

      We have twenty-one (21) full time employees.

ITEM 2.   Property

      Our offices in the United Kingdom are located at 39 Uttoxeter Road, Longton, Stoke-on-Trent, ST3 1NT, which we currently lease from an unrelated third party of approximately 9,000 sq.ft, at approximately $82,000 (varies based on exchange rate, specifically, annual rent is 45,000 British pound).

ITEM 3.   Legal Proceedings

      The Company is not a party to any legal proceedings and is unaware of any pending or threatened legal proceedings. However, we are involved in a dispute over how much VAT tax refund we are entitled to, as more fully described herein.

ITEM 4.   Submission of Matters to a Vote of Security Holders

        There were no matters submitted to a vote of the Company's security holders during the fourth quarter of 2003.

                                    PART II

ITEM 5.   Market for Common Equity and Related Stockholder Matters

      Our common stock was approved for trading by the NASD under the symbol "FFGF" on the OTC Bulletin Board in 2001. On July 28, 2003, our symbol was changed to "TCLL" to reflect our name change to Tricell, Inc. Because no meaningful trading market for our common stock occurred until the fourth quarter of 2003, the table below sets forth the high and low sale prices for our common stock for only that quarter.

      The quotations below reflect inter-dealer prices, without retail markup, markdown or commission and may not represent actual transactions. All figures reflect a twenty-for-one (20-for-1) forward stock split which became effective on July 22, 2003.

            Year     Quarter           High     Low
            2003     Fourth*          $2.05    $1.20

      *Note that trading in our common stock on the OTC BB did not begin until approximately October 1, 2003.

Shareholders

      As of January 7, 2004, there were approximately forty-two (42) shareholders of record holding a total of 93,500,000 shares of common stock.

Dividends on the Common Stock

      The Company has not declared a cash dividend on its common stock in the last two fiscal years and the Company does not anticipate the payment of future dividends. There are no other restrictions that currently limit the Company's ability to pay dividends on its common stock other than those generally imposed by applicable state law.

ITEM 6.   Selected Financial Data

--------------------------------------------------------------------------------
Fiscal Year End                                2003        2002           2001
--------------------------------------------------------------------------------
Operating Revenues                        $99,850,232 $412,586,977  $170,561,976
Income (Loss) From Operations                 (94,334)  $7,905,794      $751,582
Net Income                                   $159,462   $4,820,908      $495,737
Earnings Per Share                              $0.00        $0.06         $0.01
Total Assets                               $7,504,880  $14,427,459    $2,803,338
--------------------------------------------------------------------------------

      We had experienced tremendous growth in our operations until fiscal year end 2003. During 2003, a number of factors, as more fully set forth below in Management's Discussion and Analysis of Financial Condition, contributed to sharp declines in revenues, income and earnings.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Information

      This information statement contains forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. These statements relate to future events or to our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential" or "continue" or the negative of such terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. There are a number of factors that could cause our actual results to differ materially from those indicated by such forward-looking statements.

      Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, it cannot guarantee future results, levels of activity, performance, or achievements. Moreover, it does not assume responsibility for the accuracy and completeness of such forward-looking statements. The Company is under no duty to update any of the forward-looking statements after the date of this information statement to conform such statements to actual results. The foregoing management's discussion and analysis should be read in conjunction with the Company's financial statements and the notes herein.

Overview

      We experienced a sharp decline in our revenue and in our trading of mobile telephones and related accessories in 2003 as compared with 2002 due almost entirely to a change in the regulatory regime involving VAT refunds. Specifically, the regime changed to avail any participant in the purchase and sale of products to liability for any wrongdoing by any upstream and downstream purchaser.

      The UK's government tax authority (HM Customs & Excise) retained VAT refunds the Company believes it was entitled to an amount equal in excess of
9.8 million (British pound). The amount currently withheld by Customs has been reduced to around 1 million (British pound). However, the retention of VAT refunds severely impacted our ability to trade and sell our products. Notwithstanding a near cessation of trading in the 4th quarter of 2003, we still achieved revenues of almost $100 million for the year ended 2003.

      In the wireless sector, we will continue our wholesale international distribution of mobile handsets and electronic equipment and feel confident that we will return to 2002 revenue levels. Our confidence stems from the continued growth in the market and the demand for our services. This will be complimented by developing improved relationships with the wireless manufacturers and the expansion of our integrated logistics services.

      Tricell's strategy is two fold. First, we seek to grow our current business through acquisition to deliver diversification in products and geography. Additionally, we will attempt to identify business development opportunities in the wireless communications and associated sectors that offer high revenues and sustain or improve current margins.

      Our strategy for growth and increasing shareholder value includes the development and expansion of our product and service offerings and geographic expansion to address the new markets. This is driven by the continuing growth in handset sales (new and replacement), the growing convergence between voice and data, the introduction of UMTS and the increasing focus of network operators on the expansion of their service offering upon proprietary handsets.

      To deliver our strategy we will:

      Continue to build our relationships with wireless manufacturers, broadening our portfolio with these manufacturers and expanding the number of customer to whom we supply;

      Expand the geographic coverage of our operations to cover Eastern Europe, Asia and North America; and

      Develop and expand our service offering to deliver integrated logistic services to the handset manufacturers and network operators, enabling them to more effectively address their markets, including the distribution, marketing and selling of airtime services.

      We plan to deliver the growth in our business through a combination of internal expansion, acquisitions and joint ventures.

Results of Operations

      Revenue for the year ended December 31, 2003, was $99,850,232, as compared to $412,586,977 for the year ended December 31, 2002 and $170,561,976 for the year ended December 31, 2001. Similar to the decrease in revenue, our gross profit for 2003 decreased to $3,055,152 from $10,316,342 in 2002, and our pre tax income decreased to $387,404 in 2003 as compared to $7,024,908 in 2002. Our gross profit was $1,374,190 and our pre tax income was $692,477 for the year ended December 31, 2001. Our net profit reduced to $159,462 for the year ended 2003, as compared to net profit of $4,820,388 for 2002 and net profit of $495,737 for 2001. The significant decreases in our revenue, gross profit and net profit are the result of the changes in market conditions caused by uncertainties and problems encountered throughout this industry by changes in VAT legislation.

      For reasons similar to our decrease revenues, our total assets declined to $7,504,880 as of December 31, 2003, from $14,427,459 as of December 31, 2002.
Most notably, our VAT receivable decreased from $8.87 million in 2002 to $1.37 million in 2003, and our cash decreased from $4,441,294 as of year end 2002 to $183,241 as of year end 2003.

      Selling, general and administrative expenses for the year ended December 31, 2003 were $3,149,486, compared to $2,410,548 for the year ended December 31, 2002. The increase in SG&A expense was mostly due to a one time expense of $358,000 paid to Deloitte & Touche, LLP in their representation of our sales tax
(VAT) refund dispute, an increase in legal fees of approximately $196,000 and an increase in salary of about $177,000.

      Interest expense and interest income were $64,934 and $486,164, respectively, for the period ended December 31, 2003 as compared to interest expense of $866,295 and interest income of $0 during 2002. The decrease in interest expense is due to the fact that the bank loan was repaid at the beginning of 2003. The interest income in 2003 relates to the $4.5 million loan receivable outstanding as December 31, 2003.

Liquidity and Capital Resources

      As of December 31, 2003, our cash and cash equivalents were $183,421, as compared to $4,441,294 as of December 31, 2002. The decrease is primarily due to our decrease in revenue for the twelve months ended December 31, 2003 as discussed above.

      Cash provided from operating activities for the year ended December 31, 2003 was $8,081,393 as compared to cash provided by operating activities for the same period of 2002 of $696,373. This change is mainly attributable to a decrease in sales taxes (VAT) receivable of $7,782,347 for the year ended 2003, compared to an increase in sales taxes receivable of $6,943,826 for 2002. The decreased sales tax receivable is due to decreased revenues.

      Cash used in investing activity increased to $4,273,059 for the year ended 2003 as compared to $1,043,220 for the same period in 2002. This increase is primarily attributable to loans to third parties of $3,910,324.

      Cash used by financing activities was $8,219,012 for the year ended 2003 compared to cash provided by financing activities of $3,035,297 for 2002. The increase in cash used in financing activities reflects repayment of borrowing from a factor company, repayment of loans from a shareholder, and repayment of long-term debt.

      We believe we have sufficient cash to satisfy our operating requirements for twelve months. We have the ability to restrict our expenditures to the extent cash is not available to purchase our goods, which will then attempt to resell. We anticipate that our re-entry into the intra-European market as a result of the Customs & Excise ruling will increase expenses and, if operations are successful, revenues. If the cash reserves are not enough to satisfy our operating needs and we are unable to generate revenues, we will seek bank loans on favorable terms and/or sell additional shares of our equity securities to secure the cash required to conduct our business operations for the next twelve
(12) months. During the next twelve months, we plan to offer key positions, which are currently vacant, to management personnel from the acquisition of Tricell, including but not limited to the position of Chief Operating Officer.

Critical Accounting Policies

Management's discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (GAAP). GAAP represents a comprehensive set of accounting and disclosure rules and requirements, the application of which requires management judgments and estimates including, in certain circumstances, choices between acceptable GAAP alternatives. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities, if any, at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates under different assumptions or conditions. Note 1 to our consolidated financial statements included elsewhere in this Form 10-K, contains a comprehensive summary of our significant accounting policies.

ITEM 7A.  Quantitative and Qualitative Disclosure About Market Risk

      Our major market risk is to make changes in foreign currency exchange rates in the British Pound, which could impact our results of operations and financial condition. Foreign exchange risk arises from our exposure to fluctuations in foreign currency exchange rates because our reporting currency is the United States dollar. Management seeks to minimize the exposure to foreign currency fluctuations through natural internal offsets to the fullest extent possible. As of December 31, 2003, we had not engaged in any currency arbitrage or hedging activities, although we may in the future. Our debt is not subject to one measure of interest, therefore, the debt is somewhat diversified against interest rate increases.

ITEM 8.   Financial Statements and Supplementary Data

      The Company's financial statements for the fiscal year ended December 31, 2003 are attached hereto beginning on page F-1.

                         TRICELL, INC. AND SUBSIDIARIES

                          INDEX TO FINANCIAL STATEMENTS


   F-2    Independent Auditors' Report

   F-3    Consolidated Balance Sheets as of  December 31, 2003 and 2002

   F-4 Consolidated Statements of Operations for the Years Ended December 31, 2003, 2002 and 2001

   F-5 Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 2003, 2002 and 2001

   F-6 Consolidated Statements of Cash Flows for Years Ended December 31, 2003, 2002 and 2001

   F-7    Notes to Consolidated Financial Statements
   to
   F-17

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders
Tricell, Inc.
Stoke on Trent, United Kingdom

We have audited the accompanying consolidated balance sheets of Tricell, Inc. and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tricell, Inc. and its subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.


BERENFELD, SPRITZER, SHECHTER & SHEER


/s/ Berenfeld, Spritzer, Shechter & Sheer
-----------------------------------------
Miami, Florida
April 6, 2004

                         TRICELL, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 2003 AND 2002

                                        2003                2002
                                     --------------------------------------
                                                                Accounting
                                                  Registrant     Acquirers
ASSETS


CURRENT ASSETS
  Cash                               $   183,241  $   59,240 $   4,441,294
  VAT receivable, net                  1,371,634           0     8,871,538
  Notes and loans receivable           4,963,519           0       641,760
  Receivable from shareholder            271,123           0             0
  Accounts receivable, net               125,262           0        32,088
  Prepaid expenses and other
  current assets                         116,344           0        47,416
                                       ---------  ----------- -------------

    Total current assets               7,031,123      59,240    14,034,096

MACHINERY AND EQUIPMENT, NET             473,757           0       393,363
                                       ---------   ---------- ------------

TOTAL ASSETS                           7,504,880      59,240    14,427,459
                                       =========   ========== ============

LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES
  Short-term notes and loans payable           0           0     8,088,632
  Income taxes payable                 2,890,939           0     2,402,379
  VAT payable                            190,143           0             0
  Accounts payable                       413,091       2,313       332,459
  Accrued expenses and other
  current liabilities                    548,920           0       644,286
  Current portion of long-term debt       24,191           0        41,129
                                       ---------   ---------- ------------
    Total current liabilities          4,067,284       2,313    11,508,885

LONG-TERM DEBT                           221,441           0       154,351

C0MMITMENT AND CONTINGENCIES                   0           0             0

STOCKHOLDERS' EQUITY
  Preferred stock, $0.001 par
  value, 100,000,000 shares
  authorized, none issued and
  oustanding
  Common stock, $0.001 par value,
  500,000,000 shares authorized,
  93,500,000 and 46,000,000
  shares issued and outstanding
  during 2003 and 2002, respectively      93,500      46,000         1,615
  Additional paid-in capital                   0      24,000             0
  Retained earnings (deficit)          2,690,254    (12,351)     2,572,362
  Accumulated other comprehensive
  income (loss)                          432,401       (722)       190,246
                                       ---------  ----------   -----------
    Total stockholders' equity         3,216,155      56,927     2,764,223
                                       ---------  ----------   -----------
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                 $ 7,504,880  $   59,240   $14,427,459
                                     ===========  ==========   ============

    The accompanying notes are an integral part of these fincial statements

                         TRICELL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                  YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
                  --------------------------------------------
                                      2003         2002         2001
                                  ------------ ------------ ------------

SALES                             $ 99,850,232  412,586,977  170,561,976

COST OF SALES                       96,795,080  402,270,635  169,187,786
                                    ----------  -----------  -----------

  GROSS PROFIT                       3,055,152   10,316,342    1,374,190

SELLING, GENERAL AND
 ADMINISTRATIVE EXPENSES             3,149,486    2,410,548      622,608
                                     ---------    ---------      -------

INCOME (LOSS) FROM OPERATIONS         (94,334)    7,905,794      751,582

OTHER INCOME (EXPENSES)
  Interest expense
   and other financing costs          (64,934)    (866,295)     (93,289)
  Gain (loss) on sales of
   fixed assets                         60,478     (14,591)       11,411
  Interest income                      486,194           0        22,773
                                     ----------   ---------   ----------
     Total Other Income
    (Expenses)                         481,738    (880,886)     (59,105)
                                     ----------   ---------   ----------

INCOME BEFORE INCOME TAXES             387,404    7,024,908      692,477

INCOME TAX EXPENSE                   (227,942)  (2,204,520)    (196,740)
                                     ---------  -----------    ---------

NET INCOME                        $    159,462 $  4,820,388 $    495,737
                                  ============ ============ ============

EARNING PER SHARE -
 BASIC AND DILUTED                $       0.00 $          0 $          0
                                  ============ ============ ============

EARNING PER SHARE -
BASIC AND DILUTED (PROFORMA)      $          0 $       0.06 $       0.01
                                  ============ ============ ============

WEIGHTED AVERAGE COMMON SHARES
 OUTSTANDING - BASIC AND DILUTED  $ 74,148,148 $          0 $         0
                                  ============ ============ ===========


WEIGHTED AVERAGE COMMON SHARES
 OUTSTANDING - BASIC AND
 DILUTED (PROFORMA)               $          0 $ 79,965,760 $ 67,500,00
                                  ============ ============ ===========

    The accompanying notes are an integral part of these fincial statements
                                      F-4

                         TRICELL, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                  YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

                                                                                 Accumulated
                                        Common Stock      Additional   Retained     Other           Total
                                                           Paid-in     Earnings  Comprehensive   Stockholder's
                                       Shares     Amount    Capital    (Deficit) Income (Loss)     Equity
                                    ------------  -------  --------  ----------- -------------  --------------


TRICELL UK LTD AND TRICELL LIMITED

BALANCE, JANUARY 1, 2001                   1,001  $ 1,615 $       0  $   293,220 $         388  $      295,223

Comprehensive Income:
  Net income                                   0        0         0      495,737             0         495,737
  Other comprehensive loss,
   net of income tax benefit:

   Foreign currency translation
   adjustment                                  0        0         0            0       (3,095)         (3,095)
                                                                                                      ---------

    Total comprehensive income                 0        0         0            0             0         492,642
    Dividends                                  0        0         0     (271,262)            0        (271,262)
                                        --------  -------- --------  ------------ -------------  ---------------

BALANCE, DECEMBER 31, 2001                 1,001    1,615        0       517,695        (2,707)        516,603
                                        --------  -------- --------  ------------ -------------- ---------------

Comprehensive Income:
  Net income                                   0        0         0    4,820,388             0       4,820,388
  Other comprehensive income,
   net of income tax expense:
   Foreign currency translation
   adjustment                                  0        0         0            0       192,953         192,953
                                                                                                       -------

    Total comprehensive income                 0        0                      0             0       5,013,341
    Dividends                                  0        0         0   (2,765,721)            0      (2,765,721)
                                        --------  ------- --------- -------------  -------------  -------------

BALANCE, DECEMBER 31, 2002                 1,001    1,615         0    2,572,362       190,246       2,764,223
                                       ---------  ------- --------- -------------  -------------   ------------

TRICELL, INC.,

BALANCE, JULY 21, 2003                 2,300,000    2,300    67,700     (24,720)         (722)          44,558
Forward stock split (20 for 1)        43,700,000   43,700   (43,700)          0             0                0
                                      ----------  --------  -------- ------------  -------------   ------------

  Balance prior to acquisition        46,000,000   46,000    24,000      (24,720)        (722)          44,558

COMBINED ENTITIES                     46,001,001   47,615    24,000    2,547,642       189,524       2,808,781
-----------------

Issuance of common stock by
Tricell UK LTD and Tricell
Limited prior to acquisition               2,999    5,035         0            0             0           5,035
Shares issued in acquisition          47,500,000   47,500         0            0             0          47,500

Reverse merger adjustments               (4,000)   (6,650)  (24,000)     (16,850)            0         (47,500)
Comprehensive Income:
  Net income                                   0        0         0      159,462             0         159,462
  Other comprehensive income,
   net of income tax expense:

   Foreign currency translation
   adjustment                                  0        0         0            0       242,877         242,877
                                                                                                       -------

    Total comprehensive income                 0        0         0            0             0         402,339
                                      ----------  -------  --------  ----------- -------------         -------
BALANCE, DECEMBER 31, 2003            93,500,000  $93,500  $      0  $ 2,690,254 $     432,401  $    3,216,155
                                      ==========  =======  ========  =========== =============  ==============

   The accompanying notes are an integral part of these financial statements
                                      F-5

                         TRICELL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                  YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

                                            2003          2002         2001
                                        ------------  ------------ ------------

CASH FLOWS FROM OPERATING
 ACTIVITIES:
 Net income                            $    159,462  $  4,820,388 $    495,737
 Adjustments to reconcile net income
 to net cash provided by (used in)
 operating activities:
   Depreciation and amortization            139,204       125,004       22,274
   (Gain) loss on sale of fixed assets      (60,478)       14,591      (11,411)
  Changes in operating assets
   and liabilities:
   (Increase) decrease in:
     VAT receivable                       7,782,347    (6,943,826)  (1,314,320)
     Accounts receivable                    (82,482)      (30,075)     221,061

     Prepaid and other current assets       (53,750)       60,821     (100,892)
    Increase (decrease) in:
     Accounts payable and accrued
expenses                                   (187,321)      669,487       16,709
     VAT payable                            174,859             0            0
     Income taxes payable                   209,552     1,979,983     (189,035)
                                            -------     ---------    ---------
Net Cash Provided By (Used In)
 Operating Activities                     8,081,393       696,373     (859,877)
                                           ---------    ---------    ---------
CASH FLOWS FROM INVESTING
 ACTIVITIES:
 Purchase of machinery and equipment       (401,079)     (554,976)     (49,134)
 Proceeds from sale of machinery and
equipment                                   287,674       113,264      103,773
 Loans to third-parties                  (3,910,324)     (601,508)           0
 Loans to shareholder                      (249,330)            0            0
                                           ---------   -----------    ---------
Net Cash Provided by (Used In)
 Investing Activities                    (4,273,059)   (1,043,220)      54,639
                                         -----------   -----------    ---------
CASH FLOWS FROM FINANCING
 ACTIVITIES:
 Payments of dividends                            0    (2,765,721)    (271,262)
 Borrowing from (repayment to) factor
company                                  (4,934,794)    4,100,934      418,159
 Increase in bank  loans                     26,614             0            0
 Borrowing from (repayment to)
shareholder                              (1,675,292)    1,516,865       22,480
 Borrowing from (repayment to)
third-parties                            (1,635,540)      183,219    1,441,310
                                         -----------       -------    ---------
Net Cash Provided by (Used In)
 Financing Activities                    (8,219,012)    3,035,297    1,610,687
                                         -----------     ---------    ---------
NET INCREASE (DECREASE) IN CASH          (4,410,678)    2,688,450      805,449

EFFECT OF EXCHANGE RATE ON CASH               92,711      449,766       (6,052)

CASH, BEGINNING OF PERIOD:
  Tricell UK and Tricell Limited           4,441,294    1,303,078      503,681
  Tricell Inc                                 59,914            0            0
                                         -----------  ----------- ------------
                                           4,501,208    1,303,078      503,681
CASH, END OF YEAR                       $    183,241  $ 4,441,294 $  1,303,078
                                        ============  =========== ============
SUPPLEMENTAL DISCLOSURE OF CASH
  FLOWS INFORMATION:
Net Cash Provided by (Used In)
 Financing Activities
  Interest paid during the year         $     64,934  $    866,295 $     93,289
                                        ============  ============ ============
  Income taxes paid during the year     $          0  $    226,648 $    385,775
                                        ============  ============ ============
SUPPLEMENTAL DISCLOSURE OF NON-CASH
 INVESTING AND FINANCING ACTIVITIES:
  Shares issued in acquisitions of
  Tricell UK and Tricell Limited        $     47,500  $          0 $          0
                                        ============  ============ ============

    The accompanying notes are an integral part of these financial statements
                                      F- 6

                         TRICELL, INC AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       DECEMBER 31, 2003, 2002 AND 2001


NOTE 1 -    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
            ------------------------------------------

      ORGANIZATION AND CAPITALIZATION
      -------------------------------

      Tricell, Inc. (the "Company") was incorporated as 4ForGolf,Inc. in the State of Nevada on July 9, 2001. The Company was in development stage until July 2003, when it acquired two United Kingdom corporations, (Tricell UK LTD, incorporated in October 8, 1999 and Tricell Limited, incorporated on November 11, 1999) in a reverse acquisition. (See Note 2). On July 11, 2003, the Company changed its name to Tricell, Inc.

      In July 2003, the Company's articles of incorporation were amended to increase the authorized number of common stock, $0.001 par value, from 100,000,000 to 500,000,000 and to authorize a class of 100,000,000 shares of preferred stock, $0.001 par value. There were no preferred stock outstanding at December 31, 2003.

      Also in July 2003, the Company conducted a forward stock split of its issued and outstanding common stock on a 20 new for 1 old basis. All stock figures have been restated to reflect the stock split.

      BUSINESS
      --------

      The Company is a worldwide distributor of mobile telephones and other mobile handset accessories.

      USE OF ESTIMATES
      ----------------

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reported period. Actual results could differ from those estimates.

      PRINCIPLES OF CONSOLIDATION
      ---------------------------

      The consolidated financial statements include the accounts of Tricell, Inc. and its wholly-owned subsidiaries, Tricell UK LTD and Tricell Limited. All significant intercompany transactions and balances have been eliminated in consolidation.

                        TRICELL, INC AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       DECEMBER 31, 2003, 2002 AND 2001


NOTE 1 -    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
            ------------------------------------------------------

      FOREIGN CURRENCY TRANSLATIONS
      -----------------------------

      Tricell UK LTD's and Tricell Limited's functional currency is the British pound, their local currency. Accordingly, balance sheet accounts have been translated at the exchange rate in effect at the end of the year and income statement accounts have been translated at average rates for the years. Translation gains and losses are included as a separate component of stockholders' equity as Cumulative Translation Adjustments. Foreign currency transaction gains and losses are included in other income and expenses.

      CASH AND CASH EQUIVALENTS
      -------------------------

      The Company considers all highly liquid investments with an original term of three months or less to be cash equivalents. There were no cash equivalents at December 31, 2003 and 2002.

      CONCENTRATION OF CREDIT RISK
      ----------------------------

      Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash.

      The Company maintains cash balances at several banks, both in the UK and in the US. Accounts in the UK are not insured. Uninsured cash balances amounted to approximately $184,000 and $4,442,000 at December 31, 2003 and 2002, respectively.

      ACCOUNTS RECEIVABLE
      -------------------

      The Company conducts business and extends credit based on the evaluation of its customers' financial condition, generally without requiring collateral. Exposure to losses on receivables is expected to vary by customer due to the financial condition of each customer. The Company monitors credit losses and maintains allowances for anticipated losses considered necessary under the circumstances. Recoveries of accounts previously written off are recognized as income in the periods in which the recoveries are made. No allowance for doubtful accounts was provided at December 31, 2003 and 2002, as the Company considers all accounts receivable to be fully collectible.

                        TRICELL, INC AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       DECEMBER 31, 2003, 2002 AND 2001
NOTE 1 -    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

      IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF
      -----------------------------------------------------------------------

      The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. There were no asset impairments during the years ended December 31, 2003, 2002 and 2001, respectively.

      REVENUE RECOGNITION
      -------------------

      The Company recognizes revenues when a sales agreement has been executed, delivery has occurred, and collectibility of the fixed or determinable sales price is reasonably assured.


      COST OF SALES AND SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
      --------------------------------------------------------------

      The significant components of the line item "Cost of sales" include the cost to acquire merchandise from vendors and freight in.

      The significant components of the line item "Selling, general and administrative expenses" primarily include payroll and related payroll benefits; rent and other office expenses; travel and entertainment and other corporate- related expenses.

      PROPERTY AND EQUIPMENT
      ----------------------

      Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Expenditures for major betterments and additions are capitalized, while replacement, maintenance and repairs, which do not extend the lives of the respective assets, are charged to expense currently.

                        TRICELL, INC AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       DECEMBER 31, 2003, 2002 AND 2001


      Any gain or loss on disposition of assets is recognized currently in the statement of income.

NOTE 1 -    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
            -----------------------------------------------------
      FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)
      -----------------------------------------------

      The Company's financial instruments consist primarily of cash, accounts and sales taxes receivable, loans receivable, accounts payable and accrued expenses, and debt. The carrying amounts of such financial instruments approximate their respective estimated fair value due to the short-term maturities and approximate market interest rates of these instruments. The estimated fair value is not necessarily indicative of the amounts the Company would realize in a current market exchange or from future earnings or cash flows.

      INCOME TAXES
      ------------

      The Company accounts for income taxes using SFAS No. 109, "Accounting for Income Taxes," which requires recognition of deferred tax liabilities and assets for expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is recorded for deferred tax assets if it is more likely than not that some portion or all of the deferred tax assets will not be realized.

      ADVERTISING COSTS
      -----------------

      Advertising costs are expensed as incurred. The Company incurred $70,253, 32,080 and $34,907 in advertising costs for the years ended December 31, 2003, 2002 and 2001, respectively.

      RECENT ACCOUNTING PRONOUNCEMENTS
      --------------------------------

      In January 2003, the FASB issued Interpretations No. 46, "Consolidation of Variable Interest Entities". FIN No. 46 addresses consolidation by business enterprises of variable interest entities (formerly special purpose entities or "SPEs"). The Company does not have any variable interest entities as defined by FIN No. 46.

                          TRICELL, INC AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2003, 2002 AND 2001


NOTE 1 -    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
            -----------------------------------------------------

      RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)
      --------------------------------------------

      In April 2003, the FASB issued Statement No. 149, "Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities". This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under Statement No. 133, "Accounting for Derivatives Instruments and Hedging Activities." The provisions of this statement are effective for all derivatives and hedging activities entered into after June 30, 2003. The Company does not participate in such transactions, and accordingly, adoption of this statement did not have a material effect on the Company's financial statements.

      In May 2003, the FASB issued SFAS No. 150 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 establishes standards on the classification and measurement of certain instruments with characteristics of both liabilities and equity. The provisions of SFAS No. 150 are effective for financial instruments entered into or modified after May 31, 2003 and to all other instruments that exist as of the beginning of the first interim financial reporting period beginning after June 15, 2003. The Company does not have such instruments, and accordingly, adoption of this statement did not have a material effect on the Company's financial statements.

NOTE 2 -  ACQUISITIONS
          ------------

      On July 21, 2003, the Company executed a Stock Exchange Agreement with Tricell UK LTD and Tricell Limited. Pursuant to the Agreement, the Company acquired all of the issued and outstanding capital stock of Tricell UK LTD and Tricell Limited, in aggregate, in exchange for 47,500,000 post-forward stock split shares of the Company's common stock. As a result of the Agreement, Tricell UK LTD and Tricell Limited became wholly owned subsidiaries of the Company, and their former shareholders became the collective owners of 51% of the Company.

      Prior to the acquisitions, the Company was a non-operating entity, with minimal net assets (approximately $54,000 at June 30, 2003).

                          TRICELL, INC AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2003, 2002 AND 2001

NOTE 2 -  ACQUISITIONS (CONTINUED)
          ------------------------

      As a result of Tricell UK LTD and Tricell Limited shareholders owning the majority of the stock of the combined company, and as a result of the Company having minimal net assets, the acquisition was accounted for as a "reverse recapitalization" with no goodwill or intangible assets recognition. Tricell UK LTD and Tricell Limited were deemed the accounting acquirers.

      REPORTING PERIOD
      ----------------

      The accompanying consolidated financial statements for the year ended December 31, 2003 depict the results of operations and cash flows of the accounting acquirers for the twelve months ended December 31, 2003 and the results of operations and cash flows of the registrant from July 21, 2003 (date of acquisition) to December 31, 2003. The accompanying consolidated financial statements for the year ended December 31, 2002 depict the results of operations and cash flows of the accounting acquirers only. The accompanying consolidated financial statements for the year ended December 31, 2001 depicts the results of operations and cash flows of Tricell UK LTD for the twelve months ended December 31, 2001 and the results of operations and cash flows of Tricell Limited from December 1, 2001 (date it commenced operations) to December 31, 2001. No proforma results of operations is provided as the results of operations of the registrant for the years ended December 31, 2003 and 2002 and for the period from July 9, (date of its incorporation) to December 31, 2001 were immaterial. Tricell, Inc.'s net loss for the period from January 1, 2003 to July 21, 2003 (prior to the acquisition) amounted to $24,720. Its net loss for the year ended December 31, 2002 amounted to $8,714, and its net loss for the period from July 9, 2001 to December 31, 2001 amounted to $3,637.

NOTE 3 - MACHINERY AND EQUIPMENT

     As of December 31, 2003 and 2002, machinery and equipment consisted of the following:

                                                   2003            2002

     Machinery                                  $  56,983        $  37,266
                                                ---------        ---------
     Motor vehicles                               538,951          497,144
                                                ----------        ---------
                                                  595,934          534,410
                                                ----------        ---------
     Less: Accumulated depreciation              (122,177)        (141,047)
                                                ----------       ----------
     Machinery and equipment, net               $ 473,757        $ 393,363
                                                =========        =========

                          TRICELL, INC AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2003, 2002 AND 2001


NOTE 3 - MACHINERY AND EQUIPMENT (CONTINUED)
         -----------------------------------

     Depreciation expense was $139,204, $125,004 and $22,274 for the years ended December 31, 2003, 2002 and 2001, respectively.

NOTE 4 -  NOTES AND LOANS RECEIVABLE
          --------------------------

       On May 21, 2003, the Company entered into a loan facility agreement with a third party, whereas the Company was to lend up to $3,167,000 to the third party. The loan bears interest at 2% above the Base Rate of Barclays Bank plc and was due on October 31, 2003. The facility was subsequently increased to up $4,000,000 and the maturity was extended to December 31, 2003.

       On December 5, 2003, the maturity of the loan was further extended to April 30, 2004.

       The loan provides for an additional fee of approximately $409,000 to be collected at maturity. This amount, along with accrued interest on the loan of $77,194, is included in the accompanying income statements as interest income.

       As of December 31, 2003, the balance of the loan (including accrued interest and fees, as discussed above) was $4,589,424. On April 14, 2004, approximately $3,735,000 was repaid and the balance is expected to be repaid prior to April 30, 2004.

       The remaining balance of $374,095 included in notes and loans receivable in the accompanying consolidated balance sheet consist of short-term loans to two of the Company's suppliers.

       On November 15, 2002, the Company lent $641,760 to an unrelated entity, as evidenced by a note. The note was due on November 15, 2003 and bore interest at the rate of 20% per annum. The note was secured by all assets of the entity. The note was repaid in 2003.

                        TRICELL, INC AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       DECEMBER 31, 2003, 2002 AND 2001


NOTE 5 - SHORT-TERM NOTES AND LOANS PAYABLE
         -----------------------------------

     Short-term notes and loans payable consist of the following at December 31, 2003 and 2002:
                                                        2003      2002
                                                     --------- ----------
     Loan payable to bank, in connection
     with an Invoice Discounting Facility
     for the Company's Value-Added-Tax
     ("VAT") receivables, bearing interest
     at 2.75% above the Bank of England rate.
     The facility was terminated by the bank
     in February of 2003 and the loan fully
     repaid.                                    $        -     $4,840,837

     Loan payable to shareholder; the loan
     was non-interest bearing and was due
     on demand. The loan was repaid during
     2003.                                               -      1,643,395

     Note payable to a third-party,
     originally due on May 31, 2002, bearing
     interest at 15% per annum. The due date
     was extended to January 30, 2003 at 25% per
     annum. The note plus accrued interest was
     repaid in May 2003.                                 -       1,604,400
                                                 ----------    -----------
                                                 $       -      $8,088,632
                                                 ==========    ===========
NOTE 6 - LONG-TERM DEBT

     Following is a summary of long-term debt as of December 31, 2003 and 2002:

                                                     2003      2002
                                                 ---------    ---------

     Notes payable to finance companies
     due at various times through 2007,
     requiring monthly installments of
     approximately $3,255 in 2003 and $4,300
     in 2002, including interest ranging
     from 6.75% to 7.8%, secured by Company's
     car.                                        $ 245,632    $ 195,480

     Less: current maturities:                     (24,191)     (41,129)
                                                ----------   -----------
                                                 $ 221,441     $ 154,351

                          TRICELL, INC AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2003, 2002 AND 2001

NOTE 6 - LONG-TERM DEBT (CONTINUED)
         --------------------------

     Following are maturities of long-term debt for each of the next 5 years:


     Year ended December 31,                        Amount
                                                  ---------
     2004                                         $  24,191
     2005                                            72,739
     2006                                            17,618
     2007                                           131,084
                                                  ---------
     Total                                        $ 245,632
                                                  =========

NOTE 7 - OPERATING LEASES
         ----------------

    Commencing in January 2001, the Company leased two office suites under an operating lease that was to expire in 2003. During 2002, the Company reduced the number of offices to one. Upon termination of the lease in 2003, the Company continued to occupy the office on a month-to-month basis, at the same rate. The Company is currently looking for new office facilities.

    Rent expense was $16,735, $13,384, and $30,856 for the years ended December 31, 2003, 2002 and 2001, respectively.

NOTE 8 - INCOME TAXES
        -------------

    The provisions for income taxes consisted of the following:

                                         2003        2002          2001
                                      ---------   -----------  -----------

    Current                           $ 209,825   $2,235,625    $ 196,740
    Deferred                             18,117      (31,105)           -
                                      ---------   -----------  ------------
    Total tax provision               $ 227,942    2,204,520    $ 196,740
                                      =========   ===========  ============

    At December 31, 2003, the Company had a deferred tax asset of approximately $15,000, consisting of differences in depreciation between book and tax. This amount is included in "prepaid expenses and other current assets".

                          TRICELL, INC AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2003, 2002 AND 2001



NOTE 8 - INCOME TAXES (CONTINUED)
         ------------------------

    A reconciliation of the statutory tax with the effective tax follows:

                                        2003         2002         2001
                                     ---------    ----------   -----------

   UK statutory corporation
   rate                              $ 183,797    $2,107,472    $ 195,737
   Effects of:
   Depreciation                          2,337        23,818       (6,167)
   Expenses not allowable
   for tax purposes                     23,691       100,419        1,522
   Other                                     -         3,916        5,648
                                     ----------   -----------    ----------
  Effective tax                      $ 209,825    $2,235,625     $196,740
                                     ==========   ===========   ===========

NOTE 9 - RELATED PARTY TRANSACTIONS
         --------------------------

    As of December 31, 2002, the Company owed $1,643,395 to one of its shareholder. See Note 5. During 2003, the Company made several payments to the shareholder in repayment of the loan and inadvertently overpaid him, resulting in a receivable of $271,123 from the shareholder as of December 31, 2003. The shareholder intends to repay the loan during the second quarter of 2003.

NOTE 10 -PENSION PLAN
         ------------

    The Company has a defined contribution pension plan that covers substantially all directors and employees. The assets of the plan are held separately from those of the Company. During 2003, 2002 and 2001, contributions to the plan charged to operations were $64,169, $52,682, and $35,981, respectively.

NOTE 11- COMMITMENTS AND CONTINGENCIES
         -----------------------------

    In the ordinary course of business, the Company filed monthly claims for refund of VAT (Value-Added-Tax) of approximately $14,230,000 for November 2002 through February 2003. The VAT authorities determined that $1,650,000 of this VAT was associated with particular transactions involved in "Carousel" and/or "Missing Trader" fraud and therefore, the refund of the VAT was denied. The Company referred the matter to the Tribunal which upon review concluded that there was no wrongdoing by the Company, however, they concluded that these transactions had no economic substance, since the VAT had not been previously paid by a trader up the supply chain, and therefore as the VAT was not held by the VAT authorities, no refund was available.

    While the Company continues to seek recovery of this VAT, based upon the Tribunal findings, recovery of the VAT associated with these transactions is uncertain and therefore the Company has provided for an allowance of $942,000 against VAT receivable as of December 31, 2002 and an allowance of $708,000 against VAT receivable as of December 31, 2003.

                          TRICELL, INC AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2003, 2002 AND 2001

NOTE 12 -ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
        ----------------------------------------------

    Accumulated other comprehensive income (loss) consisted of the following at December 31, 2003, 2002 and 2001:

                                           2003      2002         2001
                                       ---------  ---------   -----------
   Foreign currency translation
   adjustments                         $ 617,716   $271,781     $(3,757)
   Deferred income tax
   adjustment                           (183,315)   (81,535)      1,050
                                      -----------  ----------   ----------
                                       $ 432,401   $190,246     $(2,707)
                                      ===========  ==========  ===========
NOTE 13 -SEGMENT REPORTING
        ------------------

    The Company has only one reportable segment.

    Net sales to customers in excess of 10% of total sales approximated the following during the years ended December 31, 2003, 2002 and 2001:

     2003       2002           2001
     ----      -----          -----

      19%       -              14%
      11%       -              -

    Purchases from vendors in excess of 10% of total purchases approximated the following during the years ended December 31, 2003, 2002 and 2001:

     2003       2002           2001
     ----       ----           ----

      18%       16%            20%
      14%       12%            18%
       -        -              12%

    Revenues from the United Kingdom and other countries were as follows:

                             2003              2002              2001
                         -----------      -------------     --------------

    UK                   $17,023,049      $ 181,766,309      $ 160,120,831
                         -----------      -------------      -------------

    Netherlands           20,079,452                  -                  -
                         -----------      -------------      -------------
    Belgium               19,291,947         47,069,147                  -
                         -----------      -------------      -------------
    Hong Kong             18,475,573                  -                  -
                         -----------      -------------      -------------
    France                16,726,056        125,439,203                  -
                         -----------      -------------      -------------
    Other                  8,254,155         58,312,318         10,441,145
                         -----------      -------------      -------------
    Total other
    countries             82,827,183        230,820,668         10,441,145
                        -----------      -------------      -------------
    Total                $99,850,232      $ 412,586,977      $ 170,561,976
                        ===========      -------------      -------------

      The company has no long-lived assets outside of the United Kingdom.

NOTE 14 - SUBSEQUENT EVENT
         ------------------

        On February 9, 2004, the Company purchased certain tangible and intangible assets of ACL Distribution Limited, a company located in the United Kingdom, for total consideration of approximately $138,000. Subsequent to February 9, 2004, the Company issued shares of its common stock to secure the services of ACL's senior management. This purchase was not material to the Company's financial statements.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      On September 4, 2003, the board of directors of the Company, appointed Berenfeld, Spritzer, Shechter & Sheer ("Berenfeld") as the Company's independent accountant for the fiscal year ended December 31, 2003. This appointment represents a change in the Company's accountant from De Visser Gray ("De Visser"). The dismissal of De Visser was approved by the board of directors of the Company on September 4, 2003 and was prompted by the fact that the Company's management and operational focus has changed.

      There were no disagreements with De Visser on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure during either of the Company's two most recent fiscal years or any subsequent interim period through the date of dismissal. During the two most recent fiscal years and any subsequent interim period through the date of dismissal, De Visser's reports on the financial statements did not contain an adverse opinion or disclaimer of opinion, nor have they been modified as to uncertainty, audit scope or accounting principles. However, their reports contained an explanatory paragraph regarding the Company's ability to continue as a going concern.

ITEM 9A.  Controls and Procedures

      As of April 14, 2004, the conclusions of the Company's principal executive officer and principal financial officer regarding the effectiveness of the Company's disclosure controls and procedures as of December 31, 2003 were as follows:

      Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the person performing functions similar to that of a Chief Financial Officer of the Company, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon the evaluation, the Company's Chief Executive Officer and the person performing functions similar to that of a Chief Financial Officer of the Company concluded that the Company's disclosure controls are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings. There have been no significant changes in the Company's internal controls or in other factors which could significantly affect internal controls subsequent to the date the Company conducted its evaluation.

                                    PART III

ITEM 10.  Directors and Executive Officers

     The Company's executive officers and directors and their ages and positions as of March 31, 2004 are as follows:

   Name                  Age         Position(s) and Office(s)

Andre Salt               29          Chief Executive Officer and Chairman of
                                     the Board
Robert Stone             40          President, Director
Albert Amritanand        58          Secretary, Treasurer and Director

      Andre Salt was appointed Chief Executive Officer of the Company on July 11, 2003. Mr. Salt had served previously as managing director of Tricell UK Limited since October 1999 before moving to his current position with the Company. He previously served as managing director of Tricell Limited from December 2001 to December 2003. Prior to working with Tricell, Mr. Salt served as a key account sales manager for Cellular Cellstar from 1997 to 1999. He also worked as a salesman for The Caudwell Group from 1995 to 1997.

      Robert Stone was appointed President and Director of the Company on July 11, 2003. In addition to his duties with the Company, Mr. Stone is the Group Managing Director for Lighting Accessories UK.

      Albert Amritanand was appointed Director, Secretary and Treasurer of the Company on July 11, 2003. Currently, Mr. Amritanand serves as Chief Executive Officer of Britannia Heavy Equipment, a position he has held since January, 2003. Previously, Mr Amritanand served as a managing director of East Usambara Tea Company from March, 1996 to October 2001. Additionally, Mr. Amritanand served as a consultant for CDC Capital Partners and Bentash Holdings, Ltd. from October 2001 to January 2003.

Compliance with Section 16(a) of the Exchange Act

      Based solely upon a review of forms 3, 4 and 5 furnished to the Company, the Company is not aware of any person who at any time during the fiscal year ended December 31, 2003, was a director, officer, or beneficial owner of more than ten percent of the Common Stock of the Company, and who failed to file, on a timely basis, reports required by Section 16(a) of the Securities Exchange Act of 1934 during such fiscal year, except for Andre Salt who became President and a Director in August 2003 which was reported on a late Form 3 filing and Albert Amritanand who became Secretary, Treasurer and a Director in August 2003 and it was reported on a late Form 3 filing.

Audit Committee

      We did not have an audit committee in 2002 and 2003 because we did not have any independent directors. We are in the process of searching for independent directors, as well as an audit committee financial expert.

Code of Ethics

      We have not yet adopted a Code of Ethics for Business Conduct but expect to do so in the very short term.

ITEM 11.  Executive Compensation

      No compensation in excess of $100,000 was awarded to, earned by, or paid to any executive officer of the Company during the fiscal years 2003, 2002 and 2001, other than our CEO in 2003. The following table provides summary information for the years 2003, 2002 and 2001 concerning cash and noncash compensation paid or accrued by the Company to or on behalf of the Company's chief executive officer.

                           SUMMARY COMPENSATION TABLE


                                    Annual Compensation

    Name and Principal Position     Year          Annual Compensation
                                                  Salary ($)
----------------------------------- ------------- ----------------------
          Andre Salt, CEO           2003          $163,300*
----------------------------------- ------------- ----------------------
     David Knapfel, President       2003          - 0 -
----------------------------------- ------------- ----------------------
     David Knapfel, President       2002          - 0 -
----------------------------------- ------------- ----------------------
     David Knapfel, President       2001          - 0 -
----------------------------------- ------------- ----------------------
* This salary compensation was for the period of July 1, 2003 through December 31, 2003.



                                              Awards Payouts

    Name and        Year  Restricted     Securities     LTIP         All Other
Principal Position         Stock         Underlying   Payouts ($)  Compensation
                         Award(s)($)     Options/SARS                 ($)
                                            (#)
--------------------------------------------------------------------------------
Andre Salt,        2003      0               0           0             0
CEO
--------------------------------------------------------------------------------
David Knapfel,     2003      0               0           0             0
President
--------------------------------------------------------------------------------
David Knapfel,     2002      0               0           0             0
President
--------------------------------------------------------------------------------
David Knapfel,     2001      0               0           0             0
President
--------------------------------------------------------------------------------

Employee Agreements

      Although we intend to enter into employment agreements with certain of our management, we have not yet done so.

Director Compensation

      The Company's directors are not compensated for any board meetings they attend.

Compensation Committee Interlocks and Insider Participation

      We did not have a board compensation committee or other board committee performing equivalent functions in 2003 because we did not have any independent directors. We are in the process of searching for independent directors. Andre Salt, our CEO and Chairman, and Bertie Amritanand, our Secretary/Treasurer and a director, were our executive officers who participated in deliberations of the registrant's board of directors concerning executive officer compensation.


     As of December 31, 2002, we owed our shareholder/principal executive officer, Andre Salt, approximately $1.64 million as a result of various loans. During 2003, these loans were repaid through various installments. However, in the process of satisfying these loans, we inadvertently tendered more than our indebtedness, which resulted in a receivable to us of $271,123, as of December 31, 2003. The shareholder/officer intends to repay this overpayment during the second quarter of 2004.

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management

      The following table sets forth certain information concerning the ownership of the Company's Common Stock as of January 7, 2004, with respect to:
(i) each person known to the Company to be the beneficial owner of more than five percent of the Company's Common Stock; (ii) all directors; and (iii) directors and executive officers of the Company as a group. The number of shares listed as beneficially owned in the following table reflect the forward stock split of twenty-for-one (20-for-1) of the Company's issued and outstanding common stock which became effective on July 22, 2003. As of January 7, 2004, there were 93,500,000 shares of Common Stock issued and outstanding.



 Title of Class  Name and Address of    Amount and Nature of        Percent of
                 Beneficial Owner       Beneficial Ownership           Class
--------------------------------------------------------------------------------
                     Executive Officers and Directors
--------------------------------------------------------------------------------
                     Andre Salt
    Common Stock     39 Uttoxeter Road, Longton       24,225,000          25.9%
 ($0.001) par value  Stoke-on-Trent, ST3 1NT
                     United Kingdom
--------------------------------------------------------------------------------
    Common Stock     Robert Stone
 ($0.001) par value  39 Uttoxeter Road, Longton                0           0
                     Stoke-on-Trent, ST3 1NT
                     United Kingdom
--------------------------------------------------------------------------------
                     Albert Amritanand
    Common Stock     39 Uttoxeter Road, Longton                0           0
 ($0.001) par value  Stoke-on-Trent, ST3 1NT
                     United Kingdom
--------------------------------------------------------------------------------
    Common Stock     Directors and Executive Officer  24,225,000          25.9%
 ($0.001) par value  as a Group
                     (3 individuals)
--------------------------------------------------------------------------------

ITEM 13.  Certain Relationships and Related Transactions

      There have been no actual or proposed transactions to which the Company was or is to be a party to in which any Director, Executive Officer, nominee for election as Director, security holder, or any member of the immediate family of any of the aforementioned had or is to have a direct or indirect material interest, other than the following:

        As of December 31, 2002, we owed our shareholder/principal executive officer approximately $1.64 million as a result of various loans. During 2003, these loans were repaid through various installments. However, in the process of satisfying these loans, we inadvertently tendered more than our indebtedness, which resulted in a receivable to us of $271,123, as of December 31, 2003. The shareholder/officer intends to repay this overpayment during the second quarter of 2004.


ITEM 14.  Principal Accounting Fees and Services

      The aggregate fees billed by Berenfeld, Spritzer, Shechter & Sheer, CPA for professional services rendered for the audit of the Company's annual financial statements for the fiscal year ended December 31, 2003 and 2002 and for the reviews of the financial statements included in the Company's Quarterly Reports on Form 10-QSB for those fiscal years was $122,000.

Audit-Related Fees

      Berenfeld, Spritzer, Shechter & Sheer, CPA did not render any professional services for information technology services relating to financial information systems design and implementation for the fiscal years ended December 31, 2003 and December 31, 2002.

Tax Fees

      Berenfeld, Spritzer, Shechter & Sheer, CPA did not render any professional services for tax compliance, tax advice, or tax planning during 2003.

All Other Fees

      The aggregate fees billed by Berenfeld, Spritzer, Shechter & Sheer, CPA for services rendered to the Company, other that the services described under "Audit Fees" and "Audit-Related Fees" and tax fees amount to $0 and $0 for the fiscal years December 31, 2003 and 2002, respectively. In discharging its oversight responsibility with respect to the audit process, the Company obtained from the independent auditors a formal written statement describing all relationships between the auditors and the Company that might bear on the auditors' independence consistent with Independence Standards Board Standard No. 1, "Independence Discussions with Audit Committees", discussed with the auditors any relationships that may impact their objectivity and independence and satisfied itself as to the auditors' independence. The Company also discussed with management and the independent auditors the quality and adequacy of the Company's internal controls and the outsourced audit functions, responsibilities, budgeting and staffing. The Company reviewed with the independent auditors their audit plans, audit scope and identification of audit risks. The Company discussed and reviewed with the independent auditors all communications required by auditing standards generally accepted in the United States of America, including those described in Statement on Auditing Standards No. 61, as amended, "Communication with Audit Committees", and discussed and reviewed the results of the independent auditors audit of the financial statements. The Company also discussed the results of the internal audit examinations.

                                     PART IV

ITEM 15.  Exhibits, Lists and Reports on Form 8-K

(a) We are filing the following documents as a part of this report:

            *     Independent Auditors' Report;
            *     Consolidated Balance Sheets as of December 31, 2003 and 2002;
            * Consolidated Statements of Operations for the Years Ended December 31, 2003, 2002 and 2001;
            * Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 2003, 2002 and 2001;
            * Consolidated Statements of Cash Flows for Years Ended December 31, 2003, 2002 and 2001;
            *     Notes to Consolidated Financial Statements.

            Exhibits. Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits beginning on page 18 of this Form 10-K, which is incorporated herein by reference.

(b) No reports on Form 8-K were filed on the Company's behalf during the quarter ended December 31, 2003.

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 14th day of April 2004.


                              Tricell, Inc.

Date: April 14, 2004          /s/ Andre Salt
                              --------------------------------------------
                              By: Andre Salt, CEO and Chairman of the Board


      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 14, 2004           /s/ Andre Salt
                               ---------------------
                               By: Andre Salt
                               CEO and Chairman of the Board

Date: April 14, 2004           /s/ Robert Stone
                               ---------------------
                               By: Robert Stone
                               President and Director

Date: April 14, 2004           /s/ Albert Amritanand
                               -----------------------
                               By: Albert Amritanand
                               Secretary, Treasurer and Director

                                INDEX TO EXHIBITS

EXHIBIT     PAGE
NO.         NO.     DESCRIPTION
----------  -------------------

3(i)         *     Articles of Incorporation of the Company.(Incorporated by
                   reference from the Company's Form 10-SB12G, file number
                   000-50036, filed on October 11, 2002.)

3(ii)        *     Bylaws of the Company. (Incorporated by reference from the
                   Company's Form 10-SB12G, file number 000-50036, filed on October 11, 2002.)

21           19    List of Subsidiaries

31(i)        20    Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31(ii)       21    Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32(i)        22    906 Certification of Chief Executive Officer of Tricell, Inc.
                   Pursuant to 18 U.S.C.ss.1350

32(ii)       23    906 Certification of Chief Financial Officer of Tricell, Inc.
                   Pursuant to 18 U.S.C.ss.1350


* Previously filed as indicated and incorporated herein by reference from the referenced filings previously made by the Company.

                                   EXHIBIT 21

                              List of Subsidiaries

1. Tricell UK Limited, a United Kingdom limited company.
2. Tricell Limited, a United Kingdom limited company.
3. Tricell Distribution, a United Kingdom limited company.

                                                                   EXHIBIT 31(i)

                                CERTIFICATION

I, Andre Salt, Chief Executive Officer, certify that:

1.  I have reviewed this annual report on Form 10-K of Tricell, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the issuer as of, and for, the periods presented in this annual report;

4. The issuer's other certifying officer(s) and I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the issuer and have:

  (a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under my supervision, to ensure that material information relating to the issuer, including its consolidated subsidiaries, is made known to myself by others within those entities, particularly during the period in which this annual report is being prepared;

  (b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designated under my supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

  (c) evaluated the effectiveness of the issuer's disclosure controls and procedures and presented in this report my conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

  (d) disclosed in this report any change in the issuer's internal controls over financial reporting that occurred during the issuer's most recent fiscal year that has materially affected, or is reasonably likely to materially effect, the issuer's internal controls over financial reporting; and

5. The issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the issuer's auditors and the audit committee of the issuer's board of directors (or persons performing the equivalent functions):

  (a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the issuer's ability to record, process, summarize and report financial information; and

  (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the issuer's internal control over financial reporting.

Date: April 14, 2004

/s/ Andre Salt
------------------------------------
Andre Salt
Chief Executive Officer and Chairman

                                                                  EXHIBIT 31(ii)

                                  CERTIFICATION

I, Albert Amritanand, Chief Financial Officer, certify that:

1. I have reviewed this annual report on Form 10-K of Tricell, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the issuer as of, and for, the periods presented in this annual report;

4. The issuer's other certifying officer(s) and I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the issuer and have:

  (a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under my supervision, to ensure that material information relating to the issuer, including its consolidated subsidiaries, is made known to myself by others within those entities, particularly during the period in which this annual report is being prepared;

  (b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designated under my supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

  (c) evaluated the effectiveness of the issuer's disclosure controls and procedures and presented in this report my conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

  (d) disclosed in this report any change in the issuer's internal controls over financial reporting that occurred during the issuer's most recent fiscal year that has materially affected, or is reasonably likely to materially effect, the issuer's internal controls over financial reporting; and

5. The issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the issuer's auditors and the audit committee of the issuer's board of directors (or persons performing the equivalent functions):

  (a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the issuer's ability to record, process, summarize and report financial information; and

  (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the issuer's internal control over financial reporting.

Date: April 14, 2004


/s/ Albert Amritanand
-----------------------
Albert Amritanand
Chief Financial Officer

                                                                   EXHIBIT 32(i)

                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

      In connection with the annual report on Form 10-K of Tricell, Inc. (the "Company") for the period ended December 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, Andre Salt, the Chief Executive Officer of the Company, hereby certifies, pursuant to 18 U.S.C. section 1350, that:

  (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

  (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: April 14, 2004

 /s/ Andre Salt
-------------------------
Andre Salt
Chief Executive Officer

                                                                EXHIBIT 32(ii)

                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

      In connection with the annual report on Form 10-K of Tricell, Inc. (the "Company") for the period ended December 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, ALbert Amritanand, Chief Financial Officer of the Company, hereby certifies, pursuant to 18 U.S.C. section 1350, that:

     (1) the Report fully complies with the requirements of Section 13(a) or 15
         (d) of the Securities Exchange Act of 1934; and

     (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: April 14, 2004


/s/ Albert Amritanand
-----------------------
Albert Amritanand
Chief Financial Officer