Form 10-Q
period 2004-03-31
TRICELL INC
filed 2004-05-19
CIK 1178156

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2004.

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required) for the transition period from ____________________ to
___________________.

Commission file number: 0-32455
                        -------

                                  TRICELL, INC.
                                 ---------------
             (Exact Name of Registrant as Specified in Its Charter)

         Nevada                                        88-0504530
         ------                                        ----------
(State or Other Jurisdiction of                     (I.R.S. Employer
Incorporation or Organization)                      Identification Number)


       39 Uttoxeter Road, Longton, Stoke-on-Trent, ST3 1NT United Kingdom
       ------------------------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

                               011 44 1782 339 130
                               -------------------
              (Registrant's Telephone Number, Including Area Code)

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [ ]

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                 Yes [X] No [ ]

The number of shares outstanding of Registrant's common stock, par value $0.001 ("Common Stock") as of May 18, 2004 was 93,500,000.

                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION                                                 3

      Item 1.     Financial Statements                                         3
      Item 2.     Management's Discussion And Analysis of Financial Condition
                  and Results of Operations                                    4
      Item 3.     Quantitative and Qualitative Disclosures About Market Risk   7
      Item 4.     Controls and Procedures                                      8

PART II - OTHER INFORMATION                                                    8

      Item 1.     Legal Proceedings                                            8
      Item 6.     Exhibits and Reports on Form 8-K                             8

INDEX TO EXHIBITS                                                              9

                         PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

                                 TRICELL, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS



                                                      March 31      December 31,
                                                        2004          2003
                                                   -------------- --------------
                                                    (Unaudited)
ASSETS

CURRENT ASSETS
  Cash                                             $      492,965 $     183,241
  VAT receivable, net                                      20,663     1,371,634
  Notes and loans receivable                            5,544,908     4,963,519
  Accounts receivable, net                                216,882       125,262
  Receivable from shareholder                             303,100       271,123
  Prepaid expenses and other current assets                70,641       116,344
                                                   --------------- -------------
    Total current assets                                6,649,159     7,031,123

MACHINERY AND EQUIPMENT, NET                              319,326       473,757

INTELLECTUAL PROPERTY, NET                                 86,745             0
                                                   --------------- -------------
TOTAL ASSETS                                       $    7,055,230  $  7,504,880
                                                   =============== =============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Income taxes payable                             $    3,037,584 $   2,890,939
  Accounts payable and accrued expenses                 1,027,698       962,011
  VAT payable                                                   0       190,143
  Current portion of long-term debt                        18,090        24,191
                                                   --------------- -------------
    Total current liabilities                           4,083,372     4,067,284

LONG-TERM DEBT                                            164,311       221,441

COMMITMENT AND CONTINGENCIES                                    0             0

STOCKHOLDERS' EQUITY
  Common stock                                             93,753        93,500
  Additional paid-in capital                              314,757             0
  Retained earnings                                     2,212,008     2,690,254
  Accumulated other comprehensive income                  502,039       432,401
  Deferred compensation                                  (315,010)            0
                                                   --------------- -------------
    Total stockholders' equity                          2,807,547     3,216,155
                                                   --------------- -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $    7,055,230  $  7,504,880
                                                   =============== =============

     See accompanying notes to condensed consolidated financial statements.
                                      F-1

                                  TRICELL, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                   THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                                   (Unaudited)


                                                      2004            2003
                                                ---------------- ---------------


SALES                                           $      4,308,161 $   56,659,801

COST OF SALES                                          4,229,964     54,812,457
                                                ----------------- --------------

  GROSS PROFIT                                            78,197      1,847,344

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES             600,544      1,261,014
                                                -----------------  -------------
INCOME (LOSS) FROM OPERATIONS                           (522,347)       586,330

OTHER EXPENSES:
  Interest expense
   and other financing costs                             (42,875)      (142,841)
                                                -----------------  -------------

INCOME (LOSS) BEFORE INCOME TAXES                       (565,222)       443,489

INCOME TAX (EXPENSE) BENEFIT                              86,976       (133,048)
                                                -----------------  -------------

NET INCOME (LOSS)                               $      (478,246)  $     310,441
                                                =================  =============

LOSS PER SHARE - BASIC AND DILUTED              $         (0.01)  $        0.00
                                                =================  =============

WEIGHTED AVERAGE COMMON SHARES
 OUTSTANDING - BASIC AND DILUTED                     93,539,359               0
                                                =================  =============

EARNING PER SHARE - BASIC AND DILUTED
 (PROFORMA)                                     $          0.00   $        0.01
                                                =================  =============
WEIGHTED AVERAGE COMMON SHARES
 OUTSTANDING - BASIC AND DILUTED (PROFORMA)                   0      32,465,760
                                                =================  =============

     See accompanying notes to condensed consolidated financial statements.
                                      F-2

                                 TRICELL , INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                   THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                                   (Unaudited)

                                                                    2004            2003
                                                                -----------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                                              $(478,246)      $  310,441
 Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:
   Depreciation and amortization                                   40,520           26,755
  Changes in operating assets and liabilities:
   (Increase) decrease in:
     VAT receivable                                             1,395,449        6,730,973
     Accounts receivable                                          (70,386)      (3,085,992)
     Prepaid and other current assets                              49,094              261
    Increase (decrease) in:
      Accounts payable and accrued expense                        (17,756)       5,424,118
     Income taxes payable                                         (86,975)         133,048
                                                               -------------    -------------
Net Cash Provided By Operating Activities                         831,700        9,539,604
                                                               -------------    -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of machinery and equipment                                    0           (2,845)
 Proceeds from sale of machinery and equipment                    159,674                0
 Cash paid in acquisition of ACL Distribution                    (137,724)               0
 Loans to shareholder                                             (24,842)               0
 Loans to third-parties                                          (450,743)               0
                                                               -------------    -------------
Net Cash Used In Investing Activities                            (453,635)          (2,845)
                                                               -------------    -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Repayment of borrowing from factor company                             0       (4,839,087)
 Repayment of loans from shareholder                                    0       (1,551,949)
 Repayment of long-term debt                                      (70,206)         (10,159)
                                                               -------------    --------------
Net Cash Used In Financing Activities                             (70,206)      (6,401,195)
                                                               -------------    --------------

NET INCREASE IN CASH                                              307,859        3,135,564

EFFECT OF EXCHANGE RATE ON CASH                                     1,865         (138,202)

CASH, BEGINNING OF PERIOD                                         183,241        4,441,294
                                                               -------------    --------------
CASH, END OF PERIOD                                            $  492,965       $7,438,656
                                                               =============    ==============

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
  Interest paid during the period                               $  42,874       $  142,841
                                                               =============    ==============
  Income taxes paid during the period                           $       0       $        0
                                                               =============    ==============
SUPPLEMENTAL DISCLOSURE OF NON-CASH
INVESTING AND FINANCING ACTIVITIES:
  253,020 shares issued for deferred compensation               $ 315,010      $         0
                                                               =============    ==============


     See accompanying notes to condensed consolidated financial statements.

                                  TRICELL, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2004

                                   (Unaudited)

NOTE 1 -        BASIS OF PRESENTATION

      The condensed consolidated balance sheet as of March 31, 2004, the condensed consolidated statements of operations for the three months ended March 31, 2004 and 2003,and the condensed consolidated statements of cash flows for the three months ended March 31, 2004 and 2003 are unaudited. However, in the opinion of management, all adjustments (which include reclassifications and normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2004 and for all periods presented, have been made. The results of operations for the three-month period ended March 31, 2004 are not necessarily indicative of the operating results for the full year.

      These condensed consolidated financial statements and notes are presented in accordance with rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the Company's consolidated financial statements and notes thereto included in the Company's December 31, 2003 Form 10-K.

      PRINCIPLES OF CONSOLIDATION

      The condensed consolidated financial statements include the accounts of Tricell, Inc. (the "Company") and its wholly- owned subsidiaries, Tricell UK LTD, Tricell International LTD (formerly Tricell Limited), and Tricell Distribution Limited. All significant intercompany balances and transactions have been eliminated.

      REPORTING PERIOD

      As further explained in Note 2, the acquisition of Tricell UK LTD and Tricell International LTD on July 21, 2003 was accounted for as a reverse acquisition. Tricell UK LTD and Tricell International LTD were deemed to be the accounting acquirers and the Company was deemed the legal acquirer. The accompanying condensed consolidated financial statements for the three months ended March 31, 2004 depict the results of operations and cash

                                  TRICELL, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2004

                                   (Unaudited)

NOTE 1 -        BASIS OF PRESENTATION (CONTINUED)

      REPORTING PERIOD (CONTINUED)

      flows of Tricell, Inc. and all subsidiaries. The accompanying condensed consolidated financial statements for the three months ended March 31, 2003 depict the results of operations and cash flows of Tricell UK LTD and Tricell International LTD only.

NOTE 2 -  ACQUISITIONS

      ACQUISTIONS OF TRICELL UK LTD AND TRICELL INTERNATIONAL LTD

      On July 21, 2003, Tricell, Inc., formally 4ForGolf, Inc., executed a Stock Exchange Agreement with Tricell UK LTD and Tricell Limited (which subsequently changed its name to Tricell International LTD on March 29,
      2004). Pursuant to the Agreement, the Company acquired all of the issued and outstanding capital stock of Tricell UK LTD and Tricell International LTD, in aggregate, in exchange for 47,500,000 post-forward stock split shares of the Company's common stock. As a result of the Agreement, Tricell UK LTD and Tricell International LTD became wholly owned subsidiaries of the Company, and their former shareholders became the collective owners of 51% of the Company.

      Prior to the acquisitions, the Company was a non-operating entity, with minimal net assets (approximately $54,000 at June 30, 2003). As a result of Tricell UK LTD and Tricell International LTD shareholders owning the majority of the stock of the combined company, and as a result of the Company having minimal net assets, the acquisition was accounted for as a "reverse recapitalization" with no goodwill or intangible assets recognition. Tricell UK LTD and Tricell International LTD were deemed the accounting acquirers.

      PRO-FORMA RESULTS OF OPERATIONS

      No pro-forma results of operations is provided as the results of operations for Tricell, Inc., the accounting acquiree, for the three months ended March 31, 2003 were not material. Tricell, Inc.'s net loss for the 3 months ended March 31, 2003 was approximately $4,400.

                                  TRICELL, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2004

                                   (Unaudited)


NOTE 2 -  ACQUISITIONS (CONTINUED)

      ACQUISTION OF ACL DISTRIBUTION LIMITED AND FORMATION OF
      TRICELL DISTRIBUTION LIMITED

      On February 9, 2004, the Company purchased certain assets of ACL Distribution Limited, a United Kingdom limited partnership, for a total consideration of approximately $139,000.

      The following table sets forth the preliminary allocation of the purchase price of ACL's tangible and intangible assets acquired:


      Intellectual property          $  92,425

      Computer equipment                18,485

      Furniture and fixtures             9,237

      Accounts receivable               18,485

      Other
                                             6
                                    -----------
      Total                         $  138,638
                                    ===========


      The ACL assets have been contributed to and form the basis of a new wholly-owned subsidiary, Tricell Distribution Limited, incorporated in the United Kingdom on November 14, 2003 as Yulestar Limited. Its name was changed to Tricell Distribution Limited on January 20, 2004.

      On February 19, 2004, the Company issued 253,020 shares of restricted common stock to former management of Tricell Distribution Limited to secure their services. Those employees became employees of the Company, with 2-year employment contracts. The shares were valued at the closing price of the Company's common stock on that date, less a 25% discount for restriction, for a total of $315,010. This amount has been recorded as deferred compensation, to be amortized over 2 years.

                                  TRICELL, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2004

                                   (Unaudited)

NOTE 3 -  NOTES AND LOANS RECEIVABLE

      On May 21, 2003, the Company entered into a loan facility agreement with a third party, whereas the Company was to lend up to $3,470,000 to the third party. The loan bears interest at 2% above the Base Rate of Barclays Bank plc and was due on October 31, 2003. The facility was subsequently increased to up to $4,383,000 and the maturity was extended to December 31, 2003.

      On December 5, 2003, the maturity of the loan was further extended to April 30, 2004.

      The loan provides for an additional fee of approximately $409,000 to be collected at maturity. This amount, along with accrued interest on the loan of $77,194, was included in the December 31, 2003 statement of operations as interest income.

      As of March 31, 2004, the balance of the loan (including accrued interest and fees, as discussed above) was $4,712,202. On April 14, 2004, approximately $3,735,000 was repaid and the balance was expected to be repaid prior to April 30, 2004. The loan is now delinquent but management expects full payment.

      The remaining balance of $832,706 included in notes and loans receivable in the accompanying condensed consolidated balance sheet consist of short-term loans to some of the Company's suppliers.

NOTE 4-   COMMITMENTS AND CONTINGENCIES

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

                                  TRICELL, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2004

                                   (Unaudited)

NOTE 4-   COMMITMENTS AND CONTINGENCIES (CONTINUED)

      While the Company continues to seek recovery of this VAT, based upon the Tribunal findings, recovery of the VAT associated with these transactions is uncertain and therefore the Company has provided for an allowance of $942,000 against VAT receivable as of December 31, 2002 and an allowance of $708,000 against VAT receivable as of December 31, 2003.

NOTE 5 - RELATED PARTY TRANSACTIONS

    As of December 31, 2002, the Company owed $1,643,395 to one of its shareholders. During 2003, the Company made several payments to the shareholder in repayment of the loan and inadvertently overpaid him, resulting in a receivable of $303,100 from the shareholder as of March 31, 2004. The shareholder intends to repay the loan during the second quarter of 2004.

NOTE 6 - COMPREHENSIVE INCOME (LOSS)

    Comprehensive income (loss) includes net income (loss) and foreign currency translation adjustments, which are reported separately on the consolidated statements of stockholders' equity in the Company Form 10-K.
                                             Three Months Ended
                                             ------------------
                                        March 31,     March 31,
                                           2004          2003
                                       -----------   -------------
Net Income (Loss)                     $ (478,246)      $ 310,441

Foreign currency translation
adjustments, net of tax                   69,638         (40,057)
                                       -----------   -------------
Comprehensive income (loss)            $ 408,608)      $ 270,384
                                       ===========   =============

                                  TRICELL, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2004

                                   (Unaudited)

NOTE 7 -  SEGMENT REPORTING

     The Company has only one reportable segment.

     Net sales to customers in excess of 10% of net sales approximated the following during the three months ended March 31, 2004 and 2003:


                          Three Months Ended March 31,
                          ----------------------------
                             2004           2003
                             -----         ------
                              24%            18%
                              22%            12%
                              19%             -
                              11%             -

     Net purchases from vendors in excess of 10% of total purchases approximated the following during the three months ended March 31, 2004 and 2003:


                          Three Months Ended March 31,
                          ----------------------------
                               2004        2003
                               ----       ------
                                30%         10%
                                25%         -
                                18%         -

    Revenues from the United Kingdom and other countries were as follows:

                                 Three Months Ended March 31,
                                    2004        2003
                                 ----------   --------------
UK                             $ 2,956,479      $ 8,212,966
                               ------------   --------------
Germany                            758,033                 -
Republic of Ireland                297,484         1,160,011
Luxemburg                          296,165                 -
Netherlands                              -        19,690,028
Belgium                                  -        18,917,795
France                                   -         3,892,391
Hong Kong                                -         3,862,329
Spain                                    -           924,281
                              ------------     -------------
Total Other countries            1,351,682        48,446,835
                              ------------     -------------
 Total                         $ 4,308,161       $56,659,801
                              ============     =============

    The company has no long-lived assets outside of the United
    Kingdom.

                                 TRICELL, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2004

                                   (Unaudited)

NOTE 8 - RECENT ACCOUNTING PRONOUNCEMENTS

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

Item 2. Management's Discussion And Analysis of Financial Condition and Results of Operation

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

      Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. Moreover, we do not assume responsibility for the accuracy and completeness of such forward-looking statements. We are under no duty to update any of the forward-looking statements after the date of this information statement to conform such statements to actual results. The foregoing management's discussion and analysis should be read in conjunction with our financial statements and the notes herein.

General

      As used herein, the terms "Company", "we", "our" or "us" refer to Tricell, Inc., a Nevada corporation, and its subsidiaries and predecessors, unless the context indicates otherwise. 4ForGolf, Inc. was incorporated in the State of Nevada on July 9, 2001 to engage in an online golf tee-time reservation service and golfing resource website, which we operated since our inception. As a result of our lack of profitability and the Company's receipt of numerous inquires from entities seeking to merge with us, we decided to change our operational focus in July, 2003 by executing a Stock Exchange Agreement ("Agreement") with Tricell UK Limited and Tricell Limited, two United Kingdom corporations (collectively referred to as "Tricell"). As a result of the Agreement, Tricell UK Limited and Tricell Limited became our wholly-owned subsidiaries and the Tricell shareholders became the collective owners of approximately 51% of our outstanding common stock We experienced a sharp decline in our revenue and in our trading of mobile telephones and related accessories in 2004 as compared to 2003 and in 2003 as compared to 2002 due primarily to a change in the regulatory regime involving VAT refunds. Specifically, the regime changed to avail any participant in the purchase and sale of products to liability for any wrongdoing by any upstream and downstream purchaser.

      Our operations now consist of supplying and distributing mobile telephones, telephone accessories and electronic commodities in Europe and Asia. We attempt to obtain our products at the best prices available and distribute these products to markets at varying levels of maturity in Europe and Asia.

      On October 30, 2003, our board of directors issued a press release announcing our intended acquisition of ACL Distributors Limited, a UK based company ("ACL"), pursuant to terms which had been reached to acquire one hundred percent (100%) of ACL for a proposed maximum consideration of US$2 million in our common stock and an element of cash to be issued at the closing price on the day preceding completion. Instead of buying ACL outright, we were able buy certain of ACL's assets, on February 19, 2004, and employed certain of its personnel, including its majority stockholder, Thomas Adams. We tendered a maximum consideration of $138,000 for these assets. Subsequent to the purchase, we have issued shares of our common stock valued at $533,400, as of February 19, 2004 to secure the services of the senior management of this business. The ACL assets have been contributed to and form the basis of operations for our new subsidiary, Tricell Distribution, a United Kingdom limited company.

      In the wireless sector, we will continue our wholesale international distribution of mobile handsets and electronic equipment and feel confident that we will return to 2002 revenue levels. Our confidence stems from the continued growth in the market and the demand for our services. This will be complimented by developing improved relationships with the wireless manufacturers and the expansion of our integrated logistic services.

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

      Expand the geographic coverage of our operations to cover Eastern Europe, Asia and North America

      Develop and expand our service offering to deliver integrated logistics services to the handset manufacturers and network operators, enabling them to more effectively address their markets, including the distribution, marketing and selling of airtime services.

      We plan to deliver the growth in our business through a combination of internal expansion, acquisitions and joint ventures.

Results of Operations

      The following discussion should be read in conjunction with the audited financial statements and notes thereto included in our annual report on Form 10-K for the fiscal year ended December 31, 2003. Comparisons made between reporting periods herein are for the three month periods ended March 31, 2004 as compared to the same period in 2003.

      We had a net loss of $478,246 for the quarter ended March 31, 2004 as compared to $310,441 in net income for the same quarter in 2003. Our sales revenue decreased from $56,659,801 for the three months ended March 31, 2003 to $4,308,161 for the same period in 2004. The decrease in sales revenue is mainly due to our suspension of business activities in the first quarter of 2004 while we awaited the outcome of a Customs & Excise ruling on the treatment of liability for Value-Added-Tax ("VAT") upon intra-European transactions.

----------------------------------------------
                         2004         2003
----------------------------------------------
Net Income (Loss)     $ (478,246)      310,441
----------------------------------------------
Sales Revenue         $4,308,161   $56,659,801
----------------------------------------------

      Additionally, our selling, general and administrative expenses decreased to $600,544 for the three months ended March 31, 2004 from $1,261,014 for the same period in 2003. These decreases are due to our suspension of business activities in the first quarter of 2004.

----------------------------------------------------------
Expenses*                                2004    2003
----------------------------------------------------------
Selling, General & Administrative      600,544   1,261,014
----------------------------------------------------------
Interest Expense                        42,875     142,841
----------------------------------------------------------
Total                                  643,419   1,403,855
----------------------------------------------------------
* Note that these expenses may not represent all actual expenditures in the above categories as a result of our ability to capitalize certain expenditures.

LIQUIDITY AND CAPITAL RESOURCES

      Cash provided by operating activities for the three months ended March 31, 2004 was $ 831,700 as compared to cash provided by operating activities for the same period of 2003 of $9,539,604. This change is mainly attributable to a decrease in sales taxes receivable of $1,395,449 compared to $6,730,973 in 2003. This is due to decreased revenues and decrease VAT taxes. For example, Tricell's VAT receivable typically averages approximately 17.5% of its sales revenues, so as revenue decreases, the VAT receivable decreases proportionately.

-------------------------------------------------------------
                                         2004        2003
-------------------------------------------------------------
Cash Provided By Operating Activities  $831,700   $9,539,604
-------------------------------------------------------------

      Cash used in investing activities decreased to $ (453,635) for the three months ended March 31, 2004 as compared to $(2,845) for the same period in 2003. This is primarily attributable to loans to third parties of $450,743.

------------------------------------------------------
                                      2004     2003
------------------------------------------------------
Cash Used In Investing Activities  $(453,635) $(2,845)
------------------------------------------------------

      Cash used by financing activities was $ (70,206) for the three months ended March 31, 2004 compared to cash used by financing activities of $(6,401,195) for the three months ended March 31, 2003. The increased financing activity reflects repayment of borrowing from a factor company, repayment of loans from a shareholder, and repayment of long-term debt.

----------------------------------------------------------
                                      2004        2003
----------------------------------------------------------
Cash Used In Financing Activities $ (70,206)  $(6,401,195)
----------------------------------------------------------

      We believe we have sufficient cash to satisfy our operating requirements for twelve months. We have the ability to restrict our expenditures to the extent cash is not available to purchase our goods, which we will then attempt to resell. We anticipate that our re-entry into the intra-European market as a result of the Customs & Excise ruling will increase expenses and, if operations are successful, revenues. If the cash reserves are not enough to satisfy our operating needs and we are unable to generate revenues, we will seek bank loans on favorable terms and/or sell additional shares of our equity securities to secure the cash required to conduct our business operations for the next twelve
(12) months. During the next twelve months, we plan to offer key positions, which are currently vacant, to management personnel from the acquisition of Tricell, including but not limited to the position of Chief Operating Officer.

CRITICAL ACCOUNTING POLICIES

      Management's discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (GAAP). GAAP represents a comprehensive set of accounting and disclosure rules and requirements, the application of which requires management judgments and estimates including, in certain circumstances, choices between acceptable GAAP alternatives. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities, if any, at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates under different assumptions or conditions. Note 1 to our consolidated financial statements included elsewhere in this Form 10-Q, contains a comprehensive summary of our significant accounting policies.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Our major market risk is to changes in foreign currency exchange rates in the British Pound, which could impact our results of operations and financial condition. Foreign exchange risk arises from our exposure to fluctuations in foreign currency exchange rates because our reporting currency is the United States dollar. Management seeks to minimize the exposure to foreign currency fluctuations through natural internal offsets to the fullest extent possible. As of March 31, 2004, we had not engaged in any currency arbitrage or hedging activities, although we may in the future. Our debt is not subject to one measure of interest, therefore, the debt is somewhat diversified against interest rate increases.

ITEM 4.     CONTROLS AND PROCEDURES

      The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely making known to them material information relating to the Company and the Company's consolidated subsidiaries required to be disclosed in the Company's reports filed or submitted under the Exchange Act. There has been no change in the Company's internal control over financial reporting during the quarter ended March 31, 2004 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

      The Company is not a party to any legal proceedings and is unaware of any pending or threatened legal proceedings. However, we are involved in a dispute over how much VAT tax refund we are entitled to, as more fully described herein.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a) Exhibits. Exhibits required to be attached by Item 601 of Regulation S-K are listed in the Index to Exhibits beginning on page 9 of this Form 10-Q, which is incorporated herein by reference.

      (b) Reports on Form 8-K. No reports were filed on Form 8-K during the first quarter of 2004.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 18 day of May, 2004.

                                 Tricell, Inc.

                                 /s/ Andre Salt
                                 ----------------------------------------------
                                 By: Andre Salt, CEO and Chairman of the Board

                                 /s/ Albert Amritanand
                                 ----------------------------------------------
                                 By: Albert Amritanand, Principal Financial
                                 Officer

                                INDEX TO EXHIBITS

EXHIBIT     PAGE
NO.         NO.     DESCRIPTION
--------   -----   -------------

3(i)         *     Articles of Incorporation of the Company. (Incorporated by
                   reference from the Company's Form 10-SB12G, file number
                   000-50036, filed on October 11, 2002.)

3(ii)        *     Bylaws of the Company. (Incorporated by reference from the
                   Company's Form 10-SB12G, file number 000-50036, filed on October 11, 2002.)

31(i)       11     Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31(ii)      12     Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32(i)       13     Certification of Chief Executive Officer of Tricell, Inc.
                   Pursuant to 18 U.S.C. ss.1350

32(ii)      14     906 Certification of Chief Financial Officer of Tricell, Inc.
                   Pursuant to 18 U.S.C. ss.1350


* Previously filed as indicated and incorporated herein by reference from the referenced filings previously made by the Company.

                                                                   EXHIBIT 31(i)

                                  CERTIFICATION

I, Andre Salt, Chief Executive Officer, certify that:

1.  I have reviewed this quarterly report on Form 10-Q of Tricell, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer(s) and I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

  (a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to myself by others within those entities, particularly during the period in which this annual report is being prepared;

  (b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designated under my supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

  (c) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report my conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

  (d) disclosed in this report any change in the regtistrant's internal controls over financial reporting that occurred during the registrant's most recent fiscal year that has materially affected, or is reasonably likely to materially effect, the registrant's internal controls over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

  (a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

  (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: May 18, 2004

/s/ Andre Salt
------------------------------------
Andre Salt
Chief Executive Officer and Chairman

                                                                  EXHIBIT 31(ii)
                                  CERTIFICATION

I, Albert Amritanand, Chief Financial Officer, certify that:

1.  I have reviewed this quarterly report on Form 10-Q of Tricell, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer(s) and I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

  (a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under my supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to myself by others within those entities, particularly during the period in which this annual report is being prepared;

  (b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designated under my supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

  (c) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report my conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

  (d) disclosed in this report any change in the retgistrant's internal controls over financial reporting that occurred during the registrant most recent fiscal year that has materially affected, or is reasonably likely to materially effect, the registrant's internal controls over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

  (a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

  (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: May 18, 2004

/s/ Albert Amritanand
-----------------------
Albert Amritanand
Chief Financial Officer

                                                                   EXHIBIT 32(i)

                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

      In connection with the quarterly report on Form 10-Q of Tricell, Inc. (the "Company") for the period ended March 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, Andre Salt, the Chief Executive Officer of the Company, hereby certifies, pursuant to 18 U.S.C. section 1350, that:

  (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

  (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: May 18, 2004

 /s/ Andre Salt
------------------------
Andre Salt
Chief Executive Officer

                                                                  EXHIBIT 32(ii)

                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

      In connection with the quarterly report on Form 10-Q of Tricell, Inc. (the "Company") for the period ended March 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, Albert Amritanand, Chief Financial Officer of the Company, hereby certifies, pursuant to 18 U.S.C. section 1350, that:

  (1) the Report fully complies with the requirements of Section 13(a) or 15
  (d) of the Securities Exchange Act of 1934; and

  (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: May 18, 2004

/s/ Albert Amritanand
------------------------
Albert Amritanand
Chief Financial Officer