Form 10-Q
period 2004-06-30
TRICELL INC
filed 2004-09-21
CIK 1178156

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2004.

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required) for the transition period from _________ to ________.

Commission file number: 0-32455

                                  TRICELL, INC.
                                 ---------------
             (Exact Name of Registrant as Specified in Its Charter)

            Nevada                                  88-0504530
            -------                                  ----------
(State or Other Jurisdiction of          (I.R.S. Employer Identification Number)
 Incorporation or Organization)

       39 Uttoxeter Road, Longton, Stoke-on-Trent, ST3 1NT United Kingdom
       -------------------------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

                               011 44 1782 339 130
                             ------------------------
              (Registrant's Telephone Number, Including Area Code)

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

                                 Yes [X] No [ ]

The number of shares outstanding of Registrant's common stock, par value $0.001 ("Common Stock") as of September 16, 2004 was 123,295,877.

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION................................................3

         Item 1.  Financial Statements........................................3
         Item 2.  Management's Discussion And Analysis of Financial Condition
                  and Results of Operations...................................4
         Item 3.  Quantitative and Qualitative Disclosures About Market Risk..9
         Item 4.  Controls and Procedures.....................................9

PART II - OTHER INFORMATION...................................................10

         Item 1.  Legal Proceedings...........................................10
         Item 6.  Exhibits and Reports on Form 8-K............................10

INDEX TO EXHIBITS.............................................................12

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                 TRICELL, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                     June 30,           December 31,
                                                       2004                 2003
                                                   (Unaudited)
                                                   ------------        ---------------

ASSETS

CURRENT ASSETS
  Cash                                               $219,598             $183,241
  VAT receivable, net                                 318,444            1,371,634
  Notes and loans receivable                        4,663,692            4,963,519
  Accounts receivable, net                             65,179              125,262
  Receivable from shareholder                                              271,123
  Prepaid expenses and other current assets           376,936              116,344
                                                  ---------------       ---------------
    Total current assets                            5,643,849            7,031,123

MACHINERY AND EQUIPMENT, NET                          292,596              473,757

INTELLECTUAL PROPERTY, NET                             81,335                    -
                                                  ---------------       ---------------

             TOTAL ASSETS                          $6,017,780           $7,504,880
                                                  ===============       ===============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Income taxes payable                             $2,643,088           $2,890,939
  Accounts payable and accrued expenses             1,376,078              962,011
  VAT payable                                                              190,143
  Payable to shareholder                               61,111
  Current portion of long-term debt                    14,794               24,191
                                                  ---------------       ----------------
    Total current liabilities                       4,095,071            4,067,284

LONG-TERM DEBT                                        162,619              221,441

C0MMITMENT AND CONTINGENCIES                                -                    -

STOCKHOLDERS' EQUITY
  Common stock                                         93,753               93,500
  Additional paid-in capital                          314,757                    -
  Retained earnings                                 1,148,391            2,690,254
  Accumulated other comprehensive income              478,823              432,401
  Deferred compensation                              (275,634)                   -
                                                  ---------------       ----------------
    Total stockholders' equity                      1,760,090            3,216,155
                                                  ---------------       ----------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $6,017,780           $7,504,880
                                                  ===============       ================



     See accompanying notes to condensed consolidated financial statements.

                                  TRICELL, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                    THREE MONTHS ENDED JUNE 30, 2004 AND 2003
                                   (Unaudited)
                                                   2004                2003
                                              -----------------  ---------------


SALES                                           $4,467,745          $27,435,713

COST OF SALES                                    4,267,267           26,536,331
                                              ------------------  --------------

  GROSS PROFIT                                     200,478              899,382

SELLING, GENERAL AND
 ADMINISTRATIVE EXPENSES                         1,388,540              546,523
                                              ------------------  --------------

INCOME (LOSS) FROM OPERATIONS                   (1,188,062)             352,859

OTHER EXPENSES:
  Interest expense and other financing costs       (69,329)             (10,912)

INCOME (LOSS) BEFORE INCOME TAXES               (1,257,391)             341,947

INCOME TAX (EXPENSE) BENEFIT                       193,774             (102,581)
                                              ------------------  --------------

NET INCOME (LOSS)                              $(1,063,617)            $239,366
                                              ==================  ==============

LOSS PER SHARE - BASIC AND DILUTED                  $(0.01)            $      -
                                              ==================  ==============

WEIGHTED AVERAGE COMMON SHARES
 OUTSTANDING - BASIC AND DILUTED                93,753,020                    -
                                              ==================  ==============

EARNING PER SHARE - BASIC AND DILUTED
 (PROFORMA)                                    $         -           $     0.01
                                              ==================  ==============

WEIGHTED AVERAGE COMMON SHARES
 OUTSTANDING - BASIC AND DILUTED (PROFORMA)              -            32,465,760
                                              ==================  ==============

     See accompanying notes to condensed consolidated financial statements.

                                  TRICELL, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                     SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                                   (Unaudited)
                                                 2004                    2003
                                             ---------------     ---------------

SALES                                          $8,775,906           $84,952,630

COST OF SALES                                   8,497,231            82,205,904
                                             ---------------     ---------------

  GROSS PROFIT                                    278,675             2,746,726

SELLING, GENERAL AND
 ADMINISTRATIVE EXPENSES                        1,989,084             1,807,539
                                             ---------------     ---------------

INCOME (LOSS) FROM OPERATIONS                  (1,710,409)              939,187

OTHER EXPENSES:
  Interest expense and other financing costs     (112,204)             (153,751)
                                             ---------------     ---------------

INCOME (LOSS) BEFORE INCOME TAXES              (1,822,613)              785,436

INCOME TAX (EXPENSE) BENEFIT                      280,750              (235,627)
                                             ---------------     ---------------

NET INCOME (LOSS)                             $(1,541,863)             $549,809
                                             ===============     ===============

LOSS PER SHARE - BASIC AND DILUTED                 $(0.02)              $     -
                                             ===============     ===============

WEIGHTED AVERAGE COMMON SHARES
 OUTSTANDING - BASIC AND DILUTED               93,684,142                     -
                                             ===============     ===============

EARNING PER SHARE - BASIC AND DILUTED
 (PROFORMA)                                    $        -            $     0.02
                                             ===============     ===============

WEIGHTED AVERAGE COMMON SHARES
 OUTSTANDING - BASIC AND DILUTED (PROFORMA)             -            32,465,760
                                             ===============     ===============

     See accompanying notes to condensed consolidated financial statements.

                                 TRICELL , INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                     SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                                   (Unaudited)

                                                             2004                 2003
                                                      ------------------   ------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                                      $(1,541,863)             $549,809
 Adjustments to reconcile net income (loss)
  to net cash provided by operating activities:
   Depreciation and amortization                             81,916                52,608
   Amortization of deferred compensation                     39,376                     -
  Changes in operating assets
   and liabilities:
   (Increase) decrease in:
     VAT receivable                                       1,076,104             8,576,397
     Accounts receivable                                     80,239              (929,371)
     Prepaid and other current assets                       119,857              (128,097)
    Increase (decrease) in:
     Accounts payable and accrued expenses                  387,229               552,976
     VAT payable                                           (193,345)                    -
     Income taxes payable                                  (295,000)              235,781
                                                      ------------------   ------------------
Net Cash Provided By (Used in) Operating Activities        (245,487)            8,910,103
                                                      ------------------   ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of machinery and equipment                              -                (2,853)
 Proceeds from sale of machinery and equipment              143,215                     -
 Cash paid in acquisition of ACL Distribution              (135,634)                    -
 Loans to shareholder                                             -              (214,550)
 Loans to third-parties                                           -            (2,062,362)
                                                      ------------------   -------------------
Net Cash Provided by (Used in) Investing Activities           7,581            (2,279,765)
                                                      ------------------   -------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Repayment of borrowing from factor company                       -            (4,861,415)
 Repayment of loans to shareholder                          275,689                     -
 Repayment of loans from shareholder                              -            (1,650,381)
 Loans from shareholder                                      61,147                     -
 Repayment of long-term debt                                (72,253)           (1,631,631)
                                                      ------------------   -------------------
Net Cash Provided by (Used in) Financing Activities         264,583            (8,143,427)
                                                      ------------------   -------------------

NET INCREASE (DECREASE) IN CASH                              26,677            (1,513,089)

EFFECT OF EXCHANGE RATE ON CASH                               9,680                90,714

CASH, BEGINNING OF PERIOD                                   183,241             4,441,294
                                                      ------------------   -------------------

CASH, END OF PERIOD                                        $219,598            $3,018,919
                                                      ==================   ===================

SUPPLEMENTAL DISCLOSURE OF CASH
  FLOWS INFORMATION:
  Interest paid during the period                          $111,552              $125,627
                                                      ==================   ===================
  Income taxes paid during the period                      $      -             $       -
                                                      ==================   ===================

SUPPLEMENTAL DISCLOSURE OF NON-CASH
 INVESTING AND FINANCING ACTIVITIES:
  253,020 shares issued for deferred compensation         $ 315,010             $       -
                                                      ==================   ===================

     See accompanying notes to condensed consolidated financial statements.

                                 TRICELL, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2004

                                   (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

         The condensed consolidated balance sheet as of June 30, 2004, the condensed consolidated statements of operations for the three months and six months ended June 30, 2004 and 2003, and the condensed consolidated statements of cash flows for the six months ended June 30, 2004 and 2003 are unaudited. However, in the opinion of management, all adjustments (which include reclassifications and normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2004 and for all periods presented, have been made. The results of operations for the three-month and six-month period ended June 30, 2004 are not necessarily indicative of the operating results for the full year.

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

         PRINCIPLES OF CONSOLIDATION

         The condensed consolidated financial statements include the accounts of Tricell, Inc. (the "Company") and its wholly-owned subsidiaries, Tricell UK LTD, Tricell International LTD (formerly Tricell Limited), and Tricell Distribution Limited. All significant intercompany balances and transactions have been eliminated.

         REPORTING PERIOD

         As further explained in Note 2, the acquisition of Tricell UK LTD and Tricell International LTD on July 21, 2003 was accounted for as a reverse acquisition. Tricell UK LTD and Tricell International LTD were deemed to be the accounting acquirers and the Company was deemed the legal acquirer. The accompanying condensed consolidated financial statements for the three months and six months ended June 30, 2004

                                 TRICELL, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2004

                                   (Unaudited)

NOTE 1 - BASIS OF PRESENTATION (CONTINUED)
         ---------------------------------

         REPORTING PERIOD (CONTINUED)

         depict the results of operations and cash flows of Tricell, Inc. and all subsidiaries. The accompanying condensed consolidated financial statements for the three months and six months ended June 30, 2003 depict the results of operations and cash flows of Tricell UK LTD and Tricell International LTD only.

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

         PRO-FORMA RESULTS OF OPERATIONS

         No pro-forma results of operations is provided as the results of operations for Tricell, Inc., the accounting acquiree, for the six months ended June 30, 2003

                                 TRICELL, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2004

                                   (Unaudited)

NOTE 2 -  ACQUISITIONS (CONTINUED)

         PRO-FORMA RESULTS OF OPERATIONS (CONTINUED)

         were not material. Tricell, Inc.'s net loss for the six months ended June 30, 2003 was approximately $12,000.

         ACQUISTION OF ACL DISTRIBUTION LIMITED AND FORMATION OF TRICELL DISTRIBUTION LIMITED

         On February 9, 2004, the Company purchased certain assets of ACL Distribution Limited, a United Kingdom limited partnership, for a total consideration of approximately $139,000.

         The following table sets forth the preliminary allocation of the purchase price of ACL's tangible and intangible assets acquired:

         Intellectual property                                    $ 92,425

         Computer equipment                                         18,485

         Furniture and fixtures                                      9,237

         Accounts receivable                                        18,485

         Other                                                           6
                                                                ---------------
         Total                                                   $ 138,638
                                                                ===============

         The ACL assets have been contributed to and form the basis of a new wholly-owned subsidiary, Tricell Distribution Limited, incorporated in the United Kingdom on November 14, 2003 as Yulestar Limited. Its name was changed to Tricell Distribution Limited on January 20, 2004.

         On February 19, 2004, the Company issued 253,020 shares of restricted common stock to former management of Tricell Distribution Limited to secure their services. Those employees became employees of the Company, with 2-year employment contracts. The shares were valued at the closing price of the Company's common stock on that date, less a 25% discount for restriction, for a total of $315,010. This amount has been recorded as deferred compensation, and is being amortized over 2 years.

                                 TRICELL, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2004

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

         As of March 31, 2004, the balance of the loan (including accrued interest and fees, as discussed above) was $4,712,202. On April 14, 2004, approximately $3,735,000 was to have been repaid. The debtor made representation and gave written notice that they would pay the above balance via a wire transfer. The transfer was never consummated and upon discovery of this fact, the Company took action to recover and secured its position with a security agreement on equipment. A portion of the receivable (approximately $903,700) was received in September of 2004. Management believes that the balance is fully collectible and accordingly, no reserve has been provided.

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

                                  JUNE 30, 2004

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

NOTE 5 - RELATED PARTY TRANSACTIONS

        As of December 31, 2002, the Company owed $1,643,395 to one of its shareholder. During 2003, the Company made several payments to the shareholder in repayment of the loan and inadvertently overpaid him, resulting in a receivable of $303,100 from the shareholder as of March 31, 2004. The loan was repaid during the quarter ended June 30, 2004.

NOTE 6 - COMPREHENSIVE INCOME (LOSS)

        Comprehensive income (loss) includes net income (loss) and foreign currency translation adjustments, which are reported separately on the consolidated statements of stockholders'equity in the Company Form 10-K.




                                              Three Months Ended               Six Months Ended
                                              ------------------               ----------------
                                        June 30, 2004    June 30, 2003   June 30, 2004    June 30, 2003
                                        -------------    -------------   -------------    -------------

        Net Income (Loss)                $(1,063,617)        $239,366      $(1,541,863)      $ 67,062
        Foreign currency
        translation adjustments,
        net of tax                           (23,216)         107,119           46,422        549,809
                                        -------------    --------------  --------------   --------------
        Comprehensive income
        (loss)                           $(1,086,833)        $346,485      $(1,495,441)      $616,871
                                        ==============   ==============  ===============  ==============

                                 TRICELL, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2004

                                   (Unaudited)

NOTE 7 -  SEGMENT REPORTING

        The Company has only one reportable segment.

        Net sales to customers in excess of 10% of net sales approximated the following during the three months and six ended June 30, 2004 and 2003:

          Three Months Ended June 30,                Six Months Ended June 30,
          ---------------------------                -------------------------
          2004                   2003                2004                 2003
          ----                   ----                ----                 ----

          43%                    34%                  21%                  15%
          33%                    25%                  16%                  12%
          15%                    13%                  12%                    -
           -                      -                   11%                    -
           -                      -                   10%                    -

        Net purchases from vendors in excess of 10% of total purchases approximated the following during the three months and six months ended June 30, 2004 and 2003:

          Three Months Ended June 30,                Six Months Ended June 30,
          ---------------------------                -------------------------
          2004                  2003                 2004                 2003
          ----                  ----                 ----                 ----

           44%                  30%                  21%                   17%
           23%                  25%                  20%                     -
           12%                  13%                  15%                     -
            -                    -                   12%                     -

        Revenues from the United Kingdom and other countries were as follows during the three months and six months ended June 30, 2004 and 2003:

                                                   Three Months Ended June 30,
                                                  2004                    2003
                                                  ----                     ----

        UK                                     $  959,146          $ 7,030,769
        Denmark                                 1,787,653                    -
        Netherlands                             1,348,406                    -
        United Arab Emirates                      372,541                    -
        France                                          -           12,273,068
        Hong Kong                                       -            8,131,875
                                               ----------          -----------
        Total Other countries                   3,508,599           20,404,943
                                               ----------          -----------
        Total                                  $4,467,745          $27,435,713
                                              ===========         =============

                                 TRICELL, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2004

                                   (Unaudited)

NOTE 7 -  SEGMENT REPORTING (CONTINUED)


                                                   Six Months Ended June 30,
                                                 2004                   2003
                                                 ----                   ----

        UK                                    $ 3,915,625          $ 15,249,833
        Republic of Ireland                       297,484             1,165,363
        Denmark                                 1,787,653                     -
        Netherlands                             1,348,406            19,780,877
        Germany                                   758,033                     -
        Luxemburg                                 296,165                     -
        United Arab Emirates                      372,541                     -
        Belgium                                         -            19,005,081
        France                                          -            16,127,913
        Hong Kong                                       -            11,975,248
        Canada                                          -               719,769
        Spain                                           -               928,546
                                             ------------          ------------
        Total Other countries                   4,860,281            69,702,797
                                              -----------          ------------
        Total                                 $ 8,775,906          $ 84,952,630
                                              ===========          ============


        The company has no long-lived assets outside of the United Kingdom.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Forward-looking Information

         This report contains forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. These statements relate to future events or to our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential" or "continue" or the negative of such terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. There are a number of factors that could cause our actual results to differ materially from those indicated by such forward-looking statements.

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

Corporate History

         As used herein, the terms "Company", "we", "our" or "us" refer to Tricell, Inc., a Nevada corporation, and its subsidiaries and predecessors, unless the context indicates otherwise. We were incorporated to engage in an online golf tee-time reservation service and golfing resource website, which we operated since our inception. As a result of 4ForGolf's lack of profitability and our receipt of numerous inquires from entities seeking to merge with us, we decided to change our operational focus in July, 2003 by executing a Stock Exchange Agreement ("Agreement") with Tricell UK Limited and Tricell Limited, two United Kingdom corporations (collectively referred to as "Tricell"). As a result of the Agreement, Tricell UK Limited and Tricell Limited became our wholly-owned subsidiaries and the Tricell shareholders became the collective owners of approximately 51% of our outstanding common stock.

Business Overview

         Our operations now consist of supplying and distributing mobile telephones, telephone accessories and electronic commodities in Europe and Asia. We attempt to obtain our products at the best prices available and distribute these products to markets at varying levels of maturity in Europe and Asia. With regard to distribution of our products, we have been able to vastly improve our distribution capabilities as a result of new business arrangements we have cultivated with call centers throughout Europe. These distribution arrangements allow for improved profitability as we now are acquiring many of our products from manufacturers directly allowing us to realize lower costs on the products we sell.

         We experienced a sharp decline in our revenue and in our trading of mobile telephones and related accessories in 2004 as compared to 2003, and in 2003 as compared to 2002 due primarily to a change in the regulatory regime involving VAT refunds. Specifically, the regime changed to avail any participant in the purchase and sale of products to liability for any wrongdoing by any upstream and downstream purchaser. This regime caused a near standstill in our industry. However, based on recent regulatory developments involving the UK's government tax authority, HM Customs & Excise, we anticipate that the regulatory regime involving VAT funds will become more favorable and, subsequently, we have renewed trading in mid-August and anticipate increasing our trading of mobile telephones and related accessories in the near future. While although these regulatory developments did not positively impact our revenues for the quarter ended June 30, 2004, when we analyzed these in combination with certain of our operational improvements, discussed below, we decided to renew our trading in mid-August and anticipate increasing our trading of mobile telephones and related accessories in the near future. We are of the opinion that revenues will significantly increase as we accelerate our trading. We are now optimistic that by the end of the first quarter of 2005, we will return to our 2002 turnover sales and revenue levels. We expect to see a significant reduction in the number of competitors in our industry, even as the regulatory regime is clarified because the majority of competitors have not conducted operations recently, and are not expected to recommence trading. This expected decrease in competition is also expected to allow us to regain market share and provide significant growth opportunities. In addition to the regulatory environment, we are also optimistic that we will experience increased revenues as we anticipate only 25% of our former competitors, who have also been at a trading standstill the past two years, will re-commence trading as a result of the current VAT regulatory environment.

         Our confidence in returning to 2002 operational levels stems from the continued growth in the market, demand for our services, advantageous regulatory regime and our improved contacts with manufacturers. This will be and has been complimented by developing improved relationships with the wireless manufacturers and the expansion of our integrated logistics services. In addition, we believe that the revised VAT regulatory environment will decrease the number of participants in the distribution of our products, which we believe will consequently and thus, decrease our potential VAT liability.

         Tricell's strategy is two fold. First, we seek to grow our current business through acquisition to deliver diversification in products and geography. Additionally, we will continue to attempt to identify business development opportunities in the wireless communications and associated sectors that offer high revenues and sustain or improve current margins. Additionally, we will be looking to expand our product offering.

         One opportunity we have recently begun pursuing is the maintenance and handling of retail mobile phone accounts. We entered into a virtual service agreement that allows us to bill mobile phone customers directly. This will significantly improve our margins in this market. Although we anticipate managing 30,000 mobile service accounts, we will only realize revenue on the accounts upon renewal, which occurs annually. We believe the majority of those accounts will renew with us. Practically, each of our new customers will sign up for our service upon the expiration of their current one-year contract with another mobile service provider. We estimate this new arrangement will increase profitability for these services by 22-24%. We are also attempting to expand the number of accounts we manage.

         We have established a web-based technical department to assist companies with the creation and maintenance of their websites. As a result of this endeavor, we have procured contracts to develop the website for two health providers, including British Health & Safety Executive, who is partially responsible, along with the British Health and Safety Commission, for the regulation of almost all the risks to health and safety arising from work activity in Britain. While this endeavor is not expected to have a material impact on our revenues, the uniqueness of the opportunity with the British government is expected to lead to other similar agreements, as well as substantial contacts, with other agencies of the British government as well as with private businesses.

         Our strategy for growth and increasing shareholder value includes the development and expansion of our product and service offerings and geographic expansion to address the new markets. This is driven by the continuing growth in handset sales (new and replacement), the growing convergence between voice and data, the introduction of UMTS and the increasing focus of network operators on the expansion of their service offering upon proprietary handsets. We also believe our existing distribution channels are well suited to accommodate our sale and distribution of many new products. Pursuing new products had thus become one of our goals.

         To deliver our strategy we will seek to:

            o Continue to build our relationships with wireless manufacturers, broadening our portfolio with these manufacturers and expanding the number of customer to whom we supply;

            o Expand the geographic coverage of our operations to cover Eastern Europe, Asia and North America; and

            o Develop and expand our service offering to deliver integrated logistics services to the handset manufacturers and network operators, enabling them to more effectively address their markets, including the distribution, marketing and selling of airtime services.

         We plan to deliver the growth in our business through a combination of expansion, acquisitions and joint ventures.

Results of Operations

Three-Month Results of Operations

         The following discussion should be read in conjunction with the audited financial statements and notes thereto included in our annual report on Form 10-K for the fiscal year ended December 31, 2003. Comparisons made between reporting periods herein are for the three-month period ended June 30, 2004 as compared to the same period in 2003.

         We had a net loss of $1,063,617 for the quarter ended June 30, 2004 as compared to $329,366 in net income for the same quarter in 2003. Our sales revenue decreased from $27,435,713 for the three months ended June 30, 2003 to $4,467,745 for the same period in 2004. The decrease in sales revenue is due to our suspension of business activities in the first quarter of 2004 while we awaited the outcome of a Customs & Excise ruling on the treatment of liability for Value-Added-Tax ("VAT") upon intra-European transactions.

              --------------------------- ----------------- -------------------
                                                   2004               2003
              --------------------------- ----------------- -------------------
              --------------------------- ----------------- -------------------
              Net Income (Loss)               $ (1,063,617)        $ 329,366
              --------------------------- ----------------- -------------------
              --------------------------- ----------------- -------------------
              Sales Revenue                    $ 4,467,745        $ 27,435,713
              --------------------------- ----------------- -------------------

         Additionally, our selling, general and administrative expenses increased to $1,388,540 for the three months ended June 30, 2004 from $546,523 for the same period in 2003. This increase is primarily due to the write off of a $657,000 account receivable, and the recognition of the expenses of two entities (Tricell Distribution and Tricell, Inc., the parent company) whose operations were not part of or consolidated into the Company's operations as of June 30, 2003. The selling, general and administrative expenses for Tricell Distribution for the quarter ended June 30, 2004 were approximately $165,000, while those of Tricell, Inc. were approximately $120,000. Additional reasons for the increase in selling, general and administrative expenses from 2003 to 2004 include the weakening of the US Dollar relative to the British Pound, and an increase in the number of salaried employees.

      -------------------------------------------------------------------------
      Expenses                                      2004             2003
      --------------------------------------------------------------------------
      --------------------------------------------------------------------------
      Selling, General & Administrative Expenses  $ 1,388,540      $ 546,523
      --------------------------------------------------------------------------
      --------------------------------------------------------------------------
      Interest Expense                              $ (69,329)     $ (10,912)
      --------------------------------------------------------------------------

Six-Month Results of Operation

         The following discussion should be read in conjunction with the audited financial statements and notes thereto included in our annual report on Form 10-K for the fiscal year ended December 31, 2003. Comparisons made between reporting periods herein are for the six month period ended June 30, 2004 as compared to the same period in 2003.

         We had a net loss of $1,541,863 for the quarter ended June 30, 2004 as compared to $549,809 in net income for the same quarter in 2003. Our sales revenue decreased from $84,952,630 for the six months ended June 30, 2003 to $8,775,906 for the same period in 2004. The decrease in sales revenue is due to our suspension of business activities in the first quarter of 2004 while we awaited the outcome of a Customs & Excise ruling on the treatment of liability for Value-Added-Tax ("VAT") upon intra-European transactions.

              ---------------------------- ----------------- -------------------
                                                   2004               2003
              ---------------------------- ----------------- -------------------
              Net Income (Loss)                $(1,541,863)         $549,809
              ---------------------------- ----------------- -------------------
              Sales Revenue                     $8,775,906        $84,952,630
              ---------------------------- ----------------- -------------------

         Additionally, our selling, general and administrative expenses increased to $1,989,084 for the six months ended June 30, 2004 from $1,807,539 for the same period in 2003. This increase is due in large part to the increased expenses for the quarter ended June 30, 2004, but also includes expenses of Tricell Distribution (approximately $319,000 for the six months ended June 30,
2004) and for Tricell, Inc. (approximately $156,000 for the six months ended June 30, 2004). As stated above, the operations of Tricell Distribution and Tricell, Inc. were not part of or consolidated into the Company's operations as of June 30, 2003.

      --------------------------------------- ----------------- ----------------
      Expenses                                      2004             2003
      --------------------------------------- ----------------- ----------------
      Selling, General & Administrative Expenses  $1,989,084       $1,807,539
      --------------------------------------- ----------------- ----------------
      Interest Expense                             $(112,204)       $(153,751)
      --------------------------------------- ----------------- ----------------
      Total                                       $1,876,880       $1,653,788
      --------------------------------------- ----------------- ----------------

LIQUIDITY AND CAPITAL RESOURCES

         Cash used in operating activities for the six months ended June 30, 2004 was $ 245,487 as compared to cash provided by operating activities for the same period of 2003 of $8,910,103. This change is mainly attributable to a decrease in our VAT receivable to $1,076,104 as of June 30, 2004 compared to $8,576,397 as of June 30, 2003. This is due to decreased revenues and decrease VAT taxes. For example, our VAT receivable typically averages approximately 17.5% of our sales revenues, so as revenue decreased, the VAT receivable decreased proportionately.

                                          Six Months ended     Six Months ended
                                            June 30, 2004       June 30, 2003
              --------------------------- ------------------- ------------------
              --------------------------- ------------------- ------------------
              Cash Provided By/(Used In)     $ (245,487)        $ 8,910,103
              Operating Activities
              --------------------------- ------------------- ------------------

         Cash provided by investing activity increased to $7,581 for the six months ended June 30, 2004 as compared to cash used in investing activities of $2,279,756 for the same period in 2003. The difference in cash flows from investing activities is primarily due to repayment of our 2003 loans, specifically $214,550 to a shareholder and $2,062,362 to a third party.

              --------------------------- ------------------- ------------------
                                           Six Months ended   Six Months ended
                                             June 30, 2004       June 30, 2003
              --------------------------- ------------------- ------------------
              Cash Provided By/(Used In)          $ 7,581          $ (2,279,765)
              Investing Activity
              --------------------------- ------------------- ------------------

         Cash provided by financing activities was $ 264,583 for the six months ended June 30, 2004 compared to cash used in financing activities of $8,143,427 for the six months ended June 30, 2003. The decreased financing activity resulted from our 2003 repayment of loans totaling $8,143,427, whereas we had very little such activity in 2004.

              ----------------------------- ---------------- -------------------
                                                 2004               2003
              ----------------------------- ---------------- -------------------
              Cash Provided By/(Used In)        $ 264,583       $ (8,143,427)
              Financing Activity
              ----------------------------- ---------------- -------------------

         We believe we have sufficient cash to satisfy our operating requirements for twelve months. We have the ability to restrict our expenditures to the extent cash is not available to purchase our goods, which we then attempt to resell. If the cash reserves are not enough to satisfy our operating needs and we are unable to generate revenues, we will seek bank loans on favorable terms and/or sell debt or equity securities to secure the cash required.

CRITICAL ACCOUNTING POLICIES

         Management's discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). GAAP represents a comprehensive set of accounting and disclosure rules and requirements, the application of which requires management judgments and estimates including, in certain circumstances, choices between acceptable GAAP alternatives. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities, if any, at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates under different assumptions or conditions. Note 1 to our consolidated financial statements included elsewhere in our Form 10-K for the year ended December 31, 2003, contains a comprehensive summary of our significant accounting policies.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Our major market risk is to changes in foreign currency exchange rates in the British Pound, which could impact our results of operations and financial condition. Foreign exchange risk arises from our exposure to fluctuations in foreign currency exchange rates because our reporting currency is the United States dollar. Management seeks to minimize the exposure to foreign currency fluctuations through natural internal offsets to the fullest extent possible. As of June 30, 2004, we had not engaged in any currency arbitrage or hedging activities, although we may in the future. Our debt is not subject to one measure of interest, therefore, the debt is somewhat diversified against interest rate increases.

ITEM 4.  CONTROLS AND PROCEDURES

         The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and the Principal Financial Officer, evaluated the effectiveness of the design and operation of the Company's "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Principal Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely making known to them material information relating to the Company and the Company's consolidated subsidiaries required to be disclosed in the Company's reports filed or submitted under the Exchange Act. There has been no change in the Company's internal control over financial reporting during the quarter ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         The Company is not a party to any legal proceedings and is unaware of any pending or threatened legal proceedings. However, we are involved in a dispute over how much VAT tax refund we are entitled to, as more fully described herein.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits. Exhibits required to be attached by Item 601 of Regulation S-K are listed in the Index to Exhibits beginning on page 12 of this Form 10-Q, which is incorporated herein by reference.

         (b) Reports on Form 8-K. No reports were filed on Form 8-K during the second quarter of 2004.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 20th day of September, 2004.


                                       Tricell, Inc.

                                       /s/ Andre Salt
                                       ----------------------------------------
                                       By: Andre Salt, Chief Executive Officer

                                INDEX TO EXHIBITS

EXHIBIT   PAGE
NO.       NO.     DESCRIPTION
-------  ------   -------------

3(i)       *      Articles of Incorporation of the Company. (Incorporated by
                  reference from the Company's Form 10-SB12G, file number
                  000-50036, filed on October 11, 2002.)

3(ii)      *      Bylaws of the Company. (Incorporated by reference from the
                  Company's Form 10-SB12G, file number 000-50036, filed on October 11, 2002.)

31(i)      12     Certification of Chief Executive Officer and Principal
                  Financial Officer of Tricell, Inc. under Section 302 of the
                  Sarbanes-Oxley Act of 2002.

32(i)      13     Certification of Chief Executive Officer and Principal
                  Financial Officer of Tricell, Inc. pursuant to 18 U.S.C.
                  ss.1350

* Previously filed as indicated and incorporated herein by reference from the referenced filings previously made by the Company.

                                                                 EXHIBIT 31(i)
                                  CERTIFICATION

I, Andre Salt, as Chief Executive Officer and the person performing functions similar to that of a Principal Financial Officer of Tricell, Inc. (the "Company"), certify that:

1.       I have reviewed this quarterly report on Form 10-Q of the Company;

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

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the issuer and have:

        (a) designed such disclosure controls and procedures or caused such disclosure controls and procedures to be designed under my supervision, to ensure that material information relating to the issuer, including its consolidated subsidiaries, is made known to myself by others within those entities, particularly during the period in which this annual report is being prepared;

        (b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under my supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

        (c) evaluated the effectiveness of the issuer's disclosure controls and procedures and presented in this report my conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

        (d) disclosed in this report any change in the issuer's internal controls over financial reporting that occurred during the issuer's most recent fiscal year that has materially affected, or is reasonably likely to materially effect, the issuer's internal controls over financial reporting; and

5. I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the issuer's auditors and the audit committee of the issuer's board of directors;

        (a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonable likely to adversely affect the issuer's ability to record, process, summarize and report financial information; and

        (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the issuer's internal control over financial reporting.

Date: September 20, 2004

/s/ Andre Salt
-------------------------------------------------------------------
Andre Salt
Chief Executive Officer and Principal Financial Officer

                                                                 EXHIBIT 32(i)

                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

        In connection with the Quarterly Report of Tricell, Inc. (the "Company") on Form 10-Q for the quarter ended June 30, 2004 (the "Report"), as filed with the Securities and Exchange Commission, on the date hereof, the undersigned, Andre Salt, Chief Executive Officer and the person performing functions similar to that of a Principal Financial Officer of the Company, hereby certifies, pursuant to 18 U.S.C. 1350, as adopted pursuant to 18 U.S.C., Section 1350, that:

        (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

        (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: September 20, 2004

/s/ Andre Salt
-------------------------------------------------------
Andre Salt
Chief Executive Officer and Principal Financial Officer