Form 10-Q
period 2004-09-30
TRICELL INC
filed 2004-11-15
CIK 1178156

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2004.

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required) for the transition period from ____________________ to
___________________.

Commission file number: 0-32455

                                  TRICELL, INC.
              ----------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

             Nevada                                  88-0504530
           ---------                                 ------------
(State or Other Jurisdiction of          (I.R.S. Employer Identification Number)
 Incorporation or Organization)

       39 Uttoxeter Road, Longton, Stoke-on-Trent, ST3 1NT United Kingdom
       -------------------------------------------------------------------
              (Address of Principal Executive Offices) (Zip Code)

                              011 44 1782 339 130
               ---------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)

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

                                 Yes [X] No [ ]

The number of shares outstanding of Registrant's common stock, par value $0.001 ("Common Stock") as of November 12, 2004 was 123,295,877.

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION.................................................3

         Item 1.  Financial Statements.........................................3
         Item 2.  Management's Discussion And Analysis of Financial Condition
                  and Results of Operations....................................4
         Item 3.  Quantitative and Qualitative Disclosures About Market Risk..10
         Item 4.  Controls and Procedures.....................................10

PART II - OTHER INFORMATION...................................................10

         Item 1.  Legal Proceedings...........................................10
         Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.10
         Item 6.  Exhibits and Reports on Form 8-K............................10

INDEX TO EXHIBITS.............................................................12

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                 TRICELL, INC.
                                  --------------

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      ---------------------------------------

                                                September 30,       December 31,
                                                   2004                 2003
                                               ------------         ------------
                                               (Unaudited)
ASSETS
CURRENT ASSETS
  Cash                                           $196,347               $183,241
  VAT receivable, net                              21,713              1,371,634
  Notes and loans receivable                    4,643,049              4,963,519
  Accounts receivable, net                        126,575                125,262
  Receivable from shareholder                           -                271,123
  Prepaid expenses and other current assets       400,162                116,344
                                               -------------        ------------
    Total current assets                        5,387,846              7,031,123

MACHINERY AND EQUIPMENT, NET                      243,218                473,757

INTELLECTUAL PROPERTY, NET                         76,476                      -
                                               -------------        ------------
TOTAL ASSETS                                   $5,707,540             $7,504,880
                                               =============        ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Income taxes payable                         $2,806,773             $2,890,939
  Accounts payable and accrued expenses         1,735,469                962,011
  VAT payable                                           -                190,143
  Other current liabilities                        64,505                      -
  Current portion of long-term debt                18,062                 24,191
                                               -------------        ------------
    Total current liabilities                   4,624,809              4,067,284

LONG-TERM DEBT                                    161,946                221,441

C0MMITMENT AND CONTINGENCIES                            -                      -

STOCKHOLDERS' EQUITY
  Common stock                                     93,753                 93,500
  Additional paid-in capital                      314,757                      -
  Retained earnings                               271,210              2,690,254
  Accumulated other comprehensive income          477,323                432,401
  Deferred compensation                          (236,258)                    -
                                               -------------        ------------
    Total stockholders' equity                    920,785              3,216,155
                                               -------------        ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $5,707,540             $7,504,880
                                               =============        ============
     See accompanying notes to condensed consolidated financial statements.

                                  TRICELL, INC.
                                 -----------------

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 ------------------------------------------------

                 THREE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                 ------------------------------------------------
                                   (Unaudited)
                                  -------------

                                                    2004                2003
                                               ----------------   -------------


SALES                                            $3,996,543         $10,124,765

COST OF SALES                                     3,971,499           9,809,726
                                               -----------------   -------------

GROSS PROFIT                                         25,044             315,039

SELLING, GENERAL AND
 ADMINISTRATIVE EXPENSES                            681,395             472,553
                                               -----------------   -------------

LOSS FROM OPERATIONS                               (656,351)           (157,514)

OTHER EXPENSES:
  Interest expense and other financing costs        (43,462)             (3,923)
                                               -----------------   -------------

LOSS BEFORE INCOME TAXES                           (699,813)           (161,437)

INCOME TAX (EXPENSE) BENEFIT                       (177,368)             31,367
                                               -----------------   -------------

NET LOSS                                          $(877,181)          $(130,070)
                                               =================   =============

LOSS PER SHARE - BASIC AND DILUTED                   $(0.01)          $       -
                                               =================   =============

WEIGHTED AVERAGE COMMON SHARES
 OUTSTANDING - BASIC AND DILUTED                 93,753,020          82,416,667
                                               =================   =============


     See accompanying notes to condensed consolidated financial statements.

                                  TRICELL, INC.
                                 -----------------

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 ------------------------------------------------

                  NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                  ----------------------------------------------
                                   (Unaudited)
                                   -------------


                                                2004                 2003
                                          ------------------  ------------------

SALES                                         $12,772,449         $95,093,502

COST OF SALES                                  12,468,730          92,026,980
                                          ------------------  ------------------

GROSS PROFIT                                      303,719           3,066,522

SELLING, GENERAL AND
 ADMINISTRATIVE EXPENSES                        2,670,479           2,353,742
                                          ------------------  ------------------
INCOME (LOSS) FROM OPERATIONS                  (2,366,760)            712,780

OTHER EXPENSES:
  Interest expense
   and other financing costs                     (155,666)            (88,135)
                                          ------------------  ------------------

INCOME (LOSS) BEFORE INCOME TAXES              (2,522,426)            624,645

INCOME TAX (EXPENSE) BENEFIT                      103,382            (204,458)
                                          ------------------  ------------------

NET INCOME (LOSS)                             $(2,419,044)           $420,187
                                          ==================  ==================

EARNING (LOSS) PER SHARE - BASIC AND DILUTED       $(0.03)              $0.01
                                          ==================  ==================
WEIGHTED AVERAGE COMMON SHARES
 OUTSTANDING - BASIC AND DILUTED               93,707,102          58,138,889
                                          ==================  ==================

     See accompanying notes to condensed consolidated financial statements.

                                 TRICELL , INC.
                                -----------------

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                --------------------------------------------------

                  NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                 -----------------------------------------------
                                   (Unaudited)
                                  --------------

                                                            2004                   2003
                                                      -----------------     ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                                      $(2,419,044)             $420,187
 Adjustments to reconcile net income (loss)
 to net cash provided by (used in) operating
 activities:

   Depreciation and amortization                            135,735                27,888
   Amortization of deferred compensation                     78,752
   Changes in operating assets and liabilities:
    (Increase) decrease in:
     VAT receivable                                       1,382,817             7,970,403
     Accounts receivable                                     18,375            (1,635,274)
     Prepaid and other current assets                        97,538               (93,039)
    Increase (decrease) in:
     Accounts payable and accrued expenses                  753,901                20,571
     Other current liabilities                             (129,443)                    -
     Income taxes payable                                  (119,591)              204,462
                                                      -----------------     ----------------
Net Cash Provided By (Used in) Operating Activities        (200,960)            6,915,198
                                                      -----------------     ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of machinery and equipment                              -               (52,856)
 Proceeds from sale of machinery and equipment              144,248                25,893
 Cash paid in acquisition of ACL Distribution              (136,613)                    -
 Loans to shareholder                                             -              (276,584)
 Loans to third-parties                                           -            (3,227,315)
                                                      ------------------    -----------------
Net Cash Provided By (Used) in Investing Activities           7,635            (3,530,862)
                                                      ------------------    -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Repayment of borrowing from factor company                       -            (4,862,109)
 Repayment of loans to third-party                                -               644,580
 Repayment of loans to shareholder                          277,679                     -
 Repayment of loans from shareholder                              -            (1,650,616)
 Repayment of long-term debt                                (69,350)           (1,638,827)
                                                      ------------------    ------------------
Net Cash Provided by (Used in) Financing Activities         208,329            (7,506,972)
                                                      ------------------    ------------------

NET INCREASE (DECREASE) IN CASH                              15,004            (4,122,636)
EFFECT OF EXCHANGE RATE ON CASH                              (1,898)               31,132
CASH, BEGINNING OF PERIOD                                   183,241             4,501,208
                                                      ------------------    ------------------
CASH, END OF PERIOD                                        $196,347              $409,704
                                                      ==================    ==================
SUPPLEMENTAL DISCLOSURE OF CASH
  FLOWS INFORMATION:
  Interest paid during the period                          $155,860               $88,135
                                                      ==================    ===================
  Income taxes paid during the period                    $        -           $   283,878
                                                      ==================    ===================
SUPPLEMENTAL DISCLOSURE OF NON-CASH
 INVESTING AND FINANCING ACTIVITIES:
  253,020 shares issued for deferred compensation        $  315,010           $         -
                                                      ==================    ===================

See accompanying notes to condensed consolidatedfinancial statements.

                                  TRICELL, INC.
                                 ----------------

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              -----------------------------------------------------

                               SEPTEMBER 30, 2004
                               -------------------

                                   (Unaudited)
                                  -------------

NOTE 1 -          BASIS OF PRESENTATION
                  ---------------------

         The condensed consolidated balance sheet as of September 30, 2004, the condensed consolidated statements of operations for the three months and nine months ended September 30, 2004 and 2003, and the condensed consolidated statements of cash flows for the nine months ended September 30, 2004 and 2003 are unaudited. However, in the opinion of management, all adjustments (which include reclassifications and normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2004 and for all periods presented, have been made. The results of operations for the three-month and nine-month period ended September 30, 2004 are not necessarily indicative of the operating results for the full year.

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

         PRINCIPLES OF CONSOLIDATION
         ---------------------------

         The condensed consolidated financial statements include the accounts of Tricell, Inc. (the "Company") and its wholly-owned subsidiaries, Tricell UK LTD, Tricell International LTD (formerly Tricell Limited), and Tricell Distribution Limited. All significant intercompany balances and transactions have been eliminated.

         REPORTING PERIOD
         -----------------

         As further explained in Note 2, the acquisition of Tricell UK LTD and Tricell International LTD on July 21, 2003 was accounted for as a reverse acquisition. Tricell UK LTD and Tricell International LTD were deemed to be the accounting acquirers and the Company was deemed the legal acquirer. The accompanying condensed consolidated financial statements for the three months and nine months ended September 30, 2004 depict the results of operations and cash flows of Tricell, Inc. and all subsidiaries. The accompanying condensed consolidated financial statements for the three months and nine months ended September 30, 2003 depict the results of operations and cash flows of Tricell UK LTD and Tricell International LTD only.

                                 TRICELL, INC.
                                ----------------

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              -----------------------------------------------------

                               SEPTEMBER 30, 2004
                               -------------------

                                   (Unaudited)
                                  -------------
NOTE 2 -  ACQUISITIONS
          -------------

         ACQUISTIONS OF TRICELL UK LTD AND TRICELL INTERNATIONAL LTD
         ------------------------------------------------------------

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

         PRO-FORMA RESULTS OF OPERATIONS
         --------------------------------

         No pro-forma results of operations is provided as the results of operations for Tricell, Inc., the accounting acquiree, for the nine months ended June 30, 2003 were not material. Tricell, Inc.'s net loss for the nine months ended September 30, 2003 was approximately $37,000.

         ACQUISTION OF ACL DISTRIBUTION LIMITED AND FORMATION OF TRICELL
         ---------------------------------------------------------------
         DISTRIBUTION LIMITED
         --------------------

         On February 9, 2004, the Company purchased certain assets of ACL Distribution Limited, a United Kingdom limited partnership, for a total consideration of approximately $139,000.

         The following table sets forth the preliminary allocation of the purchase price of ACL's tangible and intangible assets acquired:

         Intellectual property                                    $ 92,425

         Computer equipment                                         18,485

         Furniture and fixtures                                      9,237

         Accounts receivable                                        18,485

         Other                                                           6
                                                               -----------------
         Total                                                   $ 138,638
                                                               =================

                                 TRICELL, INC.
                                ----------------

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              -----------------------------------------------------

                               SEPTEMBER 30, 2004
                               -------------------

                                   (Unaudited)
                                  -------------

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

NOTE 3 -  NOTES AND LOANS RECEIVABLE
          ---------------------------

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


NOTE 4-   COMMITMENTS AND CONTINGENCIES
         -------------------------------

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

                                 TRICELL, INC.
                                ----------------

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              -----------------------------------------------------

                               SEPTEMBER 30, 2004
                               -------------------

                                   (Unaudited)
                                  -------------

NOTE 5 - RELATED PARTY TRANSACTIONS
         ---------------------------

        As of December 31, 2002, the Company owed $1,643,395 to one of its shareholder. During 2003, the Company made several payments to the shareholder in repayment of the loan and inadvertently overpaid him, resulting in a receivable of $303,100 from the shareholder as of March 31, 2004. The loan was repaid during the quarter ended June 30, 2004.

NOTE 6 - COMPREHENSIVE INCOME (LOSS)
         ---------------------------

        Comprehensive income (loss) includes net income (loss) and foreign currency translation adjustments, which are reported separately on the consolidated statements of stockholders' equity in the Company Form 10-K.

                                      Three Months Ended       Nine Months Ended
                                      ------------------       -----------------
                                         September 30,           September 30,
                                        -------------
                                       2004       2003         2004        2003
                                    ----------  ---------     --------   -------

        Net Income (Loss)
                                   $(877,181)  $(130,070)  $(2,419,044) $420,187

        Foreign currency
        translation adjustments,
        net of tax                    (1,500)     21,494        44,922    96,767
                                   ----------- -----------  ------------ -------
        Comprehensive income
        (loss)                     $(878,681)  $(108,576)  $(2,374,122) $516,954
                                   =========== ==========  ============ ========


NOTE 7 -  SEGMENT REPORTING
         -------------------

        The Company has only one reportable segment.

        Net sales to customers in excess of 10% of net sales approximated the following during the three months and nine ended September 30, 2004 and 2003:

        3 Months Ended September 30,                9 Months Ended September 30,
        ----------------------------                ----------------------------
        2004                    2003                2004                   2003
        ----                    ----                ----                   ----

        35%                      46%                14%                     17%
        33%                      36%                14%                     11%
        20%                      10%                11%                      -
         -                        -                 11%                      -
         -                        -                 10%                      -

       Net purchases from vendors in excess of 10% of total purchases approximated the following during the three months and nine months ended September 30, 2004 and 2003:

       3 Months Ended September 30,                 9 Months Ended September 30,
       ----------------------------                 ----------------------------
       2004                    2003                 2004                   2003
       ----                    ----                 ----                   ----

        67%                     81%                  21%                    17%
        11%                     11%                  14%                    15%
         -                       -                   13%                     -

                                 TRICELL, INC.
                                ----------------

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              -----------------------------------------------------

                               SEPTEMBER 30, 2004
                               -------------------

                                   (Unaudited)
                                  -------------

NOTE 7 -  SEGMENT REPORTING (CONTINUED)
         ------------------------------

      Revenues from the United Kingdom and other countries were as follows during the three months and nine months ended September 30, 2004 and 2003:

                                                   3 Months Ended September 30,
                                                  2004                   2003
                                                  ----                   ----

       UK                                      $1,308,720            $   773,880
       Belgium                                          -              4,691,624
       Germany                                  1,304,223                      -
       France                                   1,383,600              1,059,508
       Hong Kong                                        -              3,599,753
                                                ---------            -----------
       Total Other countries                    2,687,823              9,350,885
                                               ----------            -----------
        Total                                  $3,996,543            $10,124,765
                                                =========            ===========

                                               9 Months Ended September 30,
                                              2004                       2003
                                              ----                       ----

       UK                                 $ 5,224,345                $16,025,673
       Republic of Ireland                    297,484                  1,165,530
       Denmark                              1,787,653                          -
       Netherlands                          1,348,406                 19,783,701
       Germany                              2,062,255                          -
       Luxemburg                              296,165                          -
       United Arab Emirates                   372,541                          -
       Belgium                                      -                 23,704,943
       France                               1,383,600                 17,189,421
       Hong Kong                                    -                 15,575,683
       Canada                                       -                    719,872
       Spain                                        -                    928,679
                                          -----------                -----------
       Total Other countries                7,548,104                 79,067,829
                                          -----------                -----------
        Total                             $12,772,449                $95,093,502
                                          ============               ===========

       The company has no long-lived assets outside of the United Kingdom.

NOTE 8 - RECENT ACCOUNTING PRONOUNCEMENTS
         --------------------------------

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

                                 TRICELL, INC.
                                ----------------

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              -----------------------------------------------------

                               SEPTEMBER 30, 2004
                               -------------------

                                   (Unaudited)
                                  -------------

NOTE 9 - PENDING ACQUISITION
         --------------------

       On October 19, 2004, The Company announced that it had acquired Discount-Intranet Supply Channel (D-ISC), an online discounted shopping service for employee and affinity member benefits for a combination of cash and restricted stock. The agreement provides for $250,000 to be paid to D-ISC and $14,750,000 to be satisfied by the issue of the Company's common stock. Such shares shall be issued under Rule 144 and restricted for a period of one year. The agreement also provides for an additional consideration of $10,000,000 to be satisfied by the issue of 10,000,000 shares of the Company's common stock, such shares to be issued under Rule 144 and restricted for a period of one year. This additional consideration is contingent upon D-ISC attaining certain profits level.

       As of the date of this filing, the Company has not yet paid the $250,000 to D-ISC and as a result, does not consider the acquisition to be completed.

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

     We experienced a sharp decline in our revenue and in our trading of mobile telephones and related accessories in 2004 as compared to 2003, and in 2003 as compared to 2002 due primarily to a change in the regulatory regime involving VAT refunds. Specifically, the regime changed to avail any participant in the purchase and sale of products to liability for any wrongdoing by any upstream and downstream purchaser. This regime caused a near standstill in our industry. However, based on recent regulatory developments involving the UK's government tax authority, HM Customs & Excise, we anticipate that the regulatory regime involving VAT funds will become more favorable and, subsequently, we have renewed trading in mid-August and anticipate increasing our trading of mobile telephones and related accessories in the near future. While although these regulatory developments did not positively impact our revenues for the quarter ended September 30, 2004, when we analyzed these in combination with certain of our operational improvements, discussed below, we decided to renew our trading in mid-August and anticipate increasing our trading of mobile telephones and related accessories in the near future. We are of the opinion that revenues will significantly increase as we accelerate our trading. We are now optimistic that by the end of the first quarter of 2005, we will return to our 2002 turnover sales and revenue levels. We expect to see a significant reduction in the number of competitors in our industry, even as the regulatory regime is clarified because the majority of competitors have not conducted operations recently, and are not expected to recommence trading. This expected decrease in competition is also expected to allow us to regain market share and provide significant growth opportunities. In addition to the regulatory environment, we are also optimistic that we will experience increased revenues as we anticipate only 25% of our former competitors, who have also been at a trading standstill the past two years, will re-commence trading as a result of the current VAT regulatory environment.

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

     One opportunity we have recently begun pursuing is the maintenance and handling of retail mobile phone accounts. We entered into a virtual service agreement that allows us to bill mobile phone customers directly. This will significantly improve our margins in this market. Although we anticipate managing 30,000 mobile service accounts, we will only realize revenue on the accounts upon renewal, which occurs annually. We believe the majority of those accounts will renew with us, and that each of our new customers will sign up for our service upon the expiration of their current one-year contract with another mobile service provider. We estimate this new arrangement will increase profitability for these services by 22-24%. We are also attempting to expand the number of accounts we manage.

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

     On October 19, 2004, The Company announced that it had acquired
Discount Intranet Supply Channel Limited (D-ISC), an online discounted shopping service for employee and affinity member benefits for a combination of cash and restricted stock. The agreement provides for $250,000 to be paid to D-ISC and $14,750,000 to be satisfied by the issue of the Company's common stock. Such shares shall be issued under Rule 144 and restricted for a period of one year. The agreement also provides for an additional consideration of $10,000,000 to be satisfied by the issue of 10,000,000 shares of the Company's common stock, such shares to be issued under Rule 144 and restricted for a period of one year. This additional consideration is contingent upon D-ISC attaining certain profits level.

     As of the date of this filing, the Company has not yet paid the $250,000 to D-ISC and as a result, does not consider the acquisition to be completed.

Results of Operations

Three-Month Results of Operations

     The following discussion should be read in conjunction with the audited financial statements and notes thereto included in our annual report on Form 10-K for the fiscal year ended December 31, 2003. Comparisons made between reporting periods herein are for the three-month period ended September 30, 2004 as compared to the same period in 2003.

     We had a net loss of $877,181 for the quarter ended September 30, 2004 as compared to $130,070 for the same quarter in 2003. Our sales revenue decreased from $10,124,765for the three months ended September 30, 2003 to $3,996,543 for the same period in 2004. The decrease in sales revenue is due to our suspension of business activities in the first quarter of 2004 while we awaited the outcome of a Customs & Excise ruling on the treatment of liability for Value-Added-Tax ("VAT") upon intra-European transactions.

              -------------------------- ------------------- -------------------
                                                2004                2003
              -------------------------- ------------------- -------------------
              -------------------------- ------------------- -------------------
              Net Income (Loss)              $ (877,181)         $ (130,070)
              -------------------------- ------------------- -------------------
              -------------------------- ------------------- -------------------
              Sales Revenue                 $ 3,996,543        $ 10,124,765
              -------------------------- ------------------- -------------------
              -------------------------- ------------------- -------------------
              Cost of Sales                  $3,971,499          $9,809,726
              -------------------------- ------------------- -------------------

     Additionally, our selling, general and administrative expenses increased to $681,395 for the three months ended September 30, 2004 from $472,553 for the same period in 2003. This increase is primarily due to restarting of business activities. Additional reasons for the increase in selling, general and administrative expenses from 2003 to 2004 include the weakening of the US Dollar relative to the British Pound, and an increase in the number of salaried employees. Also, our cost of sales decreased to $3,971,499 for the three months ended September 30, 2004 from $9,809,726 for the same period in 2003, with our consistent margins accounting for this decrease.

      --------------------------------------- ----------------- ----------------
      Expenses                                         2004             2003
      --------------------------------------- ----------------- ----------------
      --------------------------------------- ----------------- ----------------
      Selling, General & Administrative Expenses  $ 681,395         $ 472,553
      --------------------------------------- ----------------- ----------------
      --------------------------------------- ----------------- ----------------
      Interest Expense                            $ (43,462)         $ (3,923)
      --------------------------------------- ----------------- ----------------

Nine-Month Results of Operations

     The following discussion should be read in conjunction with the audited financial statements and notes thereto included in our annual report on Form 10-K for the fiscal year ended December 31, 2003. Comparisons made between reporting periods herein are for the nine month period ended September 30, 2004 as compared to the same period in 2003.

     We had a net loss of $2,419,044 for the quarter ended September 30, 2004 as compared to $420,187 in net income for the same quarter in 2003. Our sales revenue decreased from $95,093,502 for the nine months ended September 30, 2003 to $12,772,449 for the same period in 2004. The decrease in sales revenue is due to our suspension of business activities in the first quarter of 2004 while we awaited the outcome of a Customs & Excise ruling on the treatment of liability for Value-Added-Tax ("VAT") upon intra-European transactions.

              ---------------------------- ----------------- -------------------
                                                 2004               2003
              ---------------------------- ----------------- -------------------
              ---------------------------- ----------------- -------------------
              Net Income (Loss)               $(2,419,044)          $420,187
              ---------------------------- ----------------- -------------------
              ---------------------------- ----------------- -------------------
              Sales Revenue                   $12,772,449        $95,093,502
              ---------------------------- ----------------- -------------------
              ---------------------------- ----------------- -------------------
              Cost of Sales                   $12,468,730        $92,026,980
              ---------------------------- ----------------- -------------------

     Additionally, our selling, general and administrative expenses increased to $2,670,479 for the nine months ended September 30, 2004 from $2,353,742 for the same period in 2003. This increase is due in large part to the increased expenses for the quarter ended September 30, 2004, but also includes expenses of Tricell Distribution (approximately $455,289 for the nine months ended September 30, 2004).

      --------------------------------------- ----------------- ----------------
      Expenses                                       2004             2003
      --------------------------------------- ----------------- ----------------
      --------------------------------------- ----------------- ----------------
      Selling, General & Administrative Expenses  $2,670,479       $2,353,742
      --------------------------------------- ----------------- ----------------
      --------------------------------------- ----------------- ----------------
      Interest Expense                             $(155,666)        $(88,135)
      --------------------------------------- ----------------- ----------------
      --------------------------------------- ----------------- ----------------

      --------------------------------------- ----------------- ----------------
      --------------------------------------- ----------------- ----------------
      Total                                       $2,826,145       $2,441,877
      --------------------------------------- ----------------- ----------------

LIQUIDITY AND CAPITAL RESOURCES

     Cash used in operating activities for the nine months ended September 30, 2004 was $ 200,960 as compared to cash provided by operating activities for the same period of 2003 of $6,915,198. This change is mainly attributable to a decrease in our VAT receivable to $1,382,817 as of September 30, 2004 compared to $7,970,403 as of September 30, 2003. This is due to decreased revenues and decrease VAT taxes. For example, our VAT receivable typically averages approximately 17.5% of our sales revenues, so as revenue decreased, the VAT receivable decreased proportionately.

              ------------------------------------------------------------------
                                                  Nine Months       Nine Months
                                                     ended             ended
                                                   September         September
                                                   30, 2004          30, 2003
              ------------------------------------------------------------------
              ------------------------------------------------------------------
              Cash Provided By/(Used In) Operating   $ (200,960)    $ 6,915,198
              Activities
              ------------------------------------------------------------------

    Cash provided by investing activity increased to $7,635 for the nine months ended September 30, 2004 as compared to cash used in investing activities of $3,530,862 for the same period in 2003. The difference in cash flows from investing activities is primarily due to repayment of our 2003 loans, specifically $276,584 to a shareholder and $3,227,315 to a third party.

          ----------------------------------------------------------------------
                                         Nine Months ended     Nine Months ended
                                        September 30, 2004    September 30, 2003
          ----------------------------------------------------------------------
          ----------------------------------------------------------------------
          Cash Provided By/(Used In)
          Investing Activity                 $ 7,635               $ (3,530,862)
          ----------------------------------------------------------------------

     Cash provided by financing activities was $ 208,329 for the nine months ended September 30, 2004 compared to cash used in financing activities of $7,506,972 for the nine months ended September 30, 2003. The decreased financing activity resulted from our 2003 repayment of loans totaling $7,506,972, whereas we had very little such activity in 2004.

              ------------------------------------------------------------------
                                          Nine Months ended   Nine Months ended
                                         September 30, 2004   September 30, 2003
              ------------------------------------------------------------------
              ------------------------------------------------------------------
              Cash Provided By/(Used In)
              Financing Activity               $ 208,329        $ (7,506,972)
              ------------------------------------------------------------------

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our major market risk is to changes in foreign currency exchange rates in the British Pound, which could impact our results of operations and financial condition. Foreign exchange risk arises from our exposure to fluctuations in foreign currency exchange rates because our reporting currency is the United States dollar. Management seeks to minimize the exposure to foreign currency fluctuations through natural internal offsets to the fullest extent possible. As of September 30, 2004, we had not engaged in any currency arbitrage or hedging activities, although we may in the future. Our debt is not subject to one measure of interest, therefore, the debt is somewhat diversified against interest rate increases.

ITEM 4.  CONTROLS AND PROCEDURES

     The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and the Principal Financial Officer, evaluated the effectiveness of the design and operation of the Company's "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Principal Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely making known to them material information relating to the Company and the Company's consolidated subsidiaries required to be disclosed in the Company's reports filed or submitted under the Exchange Act. There has been no change in the Company's internal control over financial reporting during the quarter ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     The Company is not a party to any legal proceedings and is unaware of any pending or threatened legal proceedings. However, we are involved in a dispute over how much VAT tax refund we are entitled to, as more fully described herein.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

     In October 2004, we announced that we acquired Discount Intranet Supply Channel Limited (D-ISC), an online discounted shopping service. As consideration, we agreed to issue 29,500,000 shares of the Company's common stock, such shares to be issued under Rule 144 and restricted for a period of one year. All of the shares were issued pursuant to exemptions from registration under Sections 3(b) and 4(2) of the Securities Act of 1933. We did not receive proceeds from this issuance of restricted stock, as the stock was issued as consideration for the acquisition.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits. Exhibits required to be attached by Item 601 of Regulation S-K are listed in the Index to Exhibits beginning on page 12 of this Form 10-Q, which is incorporated herein by reference.

         (b) Reports on Form 8-K. No reports were filed on Form 8-K during the third quarter of 2004.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 15th day of November, 2004.

                                        Tricell, Inc.

                                        /s/ Andre Salt
                                        ----------------------------------------
                                        By: Andre Salt, Chief Executive Officer

                                INDEX TO EXHIBITS

EXHIBIT           PAGE
NO.               NO.           DESCRIPTION
----------        -----         --------------

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

3(ii)             *             Bylaws of the Company. (Incorporated by
                                reference from the Company's Form 10-SB12G, file number 000-50036, filed on October 11, 2002.)

31(i)             13            Certification of Chief Executive Officer and
                                Principal Financial Officer of Tricell, Inc.
                                under Section 302 of the Sarbanes-Oxley Act of 2002.

32(i)             14            Certification of Chief Executive Officer and
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

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the issuer as of, and for, the periods presented in this quarterly report;

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

     (c) evaluated the effectiveness of the issuer's disclosure controls and procedures and presented in this report my conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     (d) disclosed in this report any change in the issuer's internal controls over financial reporting that occurred during the issuer's most recent fiscal quarter that has materially affected, or is reasonably likely to materially effect, the issuer's internal controls over financial reporting; and

5. I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the issuer's auditors and the audit committee of the issuer's board of directors;

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

Date: November 15, 2004

/s/ Andre Salt
-------------------------------------------------------
Andre Salt,
Chief Executive Officer and Principal Financial Officer

                                                                   EXHIBIT 32(i)

                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report of Tricell, Inc. (the "Company") on Form 10-Q for the quarter ended September 30, 2004 (the "Report"), as filed with the Securities and Exchange Commission, on the date hereof, the undersigned, Andre Salt, Chief Executive Officer and the person performing functions similar to that of a Principal Financial Officer of the Company, hereby certifies, pursuant to 18 U.S.C. 1350, as adopted pursuant to 18 U.S.C., Section 1350, that:

     (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: November 15, 2004

 /s/ Andre Salt
-------------------------------------------------------
Andre Salt,
Chief Executive Officer and Principal Financial Officer