Form 10-K
period 2004-12-31
TRICELL INC
filed 2005-06-10
CIK 1178156

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☑	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2004, or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _____________ to _________________

Commission File Number 0-50036

Tricell, Inc.

(Exact name of registrant as specified in its charter)

Nevada	88-0504530

(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

6 Howard Place, Stoke-on-Trent, Staffordshire ST1 4NQ United Kingdom
(Address of principal executive offices) (Zip Code)

011 44 8707 53 2360
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(g) of the Act:

Title of Each Class
Common Stock, par value $.001 per share

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

Yes: ☐ No: ☑

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2) of the Act).

☐ Yes ☑ No

      The aggregate market value of the voting and non-voting share of Common Stock held by non-affiliates of the registrant, computed by reference to the closing price of such stock as of June 30, 2004 was $31,225,568.

      The number of shares of Common Stock outstanding as of June 2, 2005 was 123,295,877.

DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the registrant’s proxy statement for the annual meeting of stockholders to be held are incorporated by reference into Part III of this Form 10-K.

PART I

ITEM 1.	Business

Development

      Tricell, Inc., a Nevada corporation, was incorporated in 2001 as 4ForGolf, Inc. to engage in an online golf tee-time reservation service and golfing resource website, which we operated from inception to 2002. As a result of our lack of profitability and the Company’s receipt of numerous inquires from other entities seeking to merge with us, we decided to change our operational focus in July, 2003 by executing a Stock Exchange Agreement (“Agreement”) with Tricell UK Limited and Tricell Limited, two United Kingdom corporations (collectively referred to as “Tricell”). As a result of the Agreement, Tricell UK Limited and Tricell Limited became our wholly owned subsidiaries and the Tricell shareholders became the collective owners of approximately 51% of our outstanding common stock.

      On February 19, 2004, we bought certain assets of ACL Distributors Limited, a United Kingdom based company (“ACL”) and employed certain of its personnel, including its majority stockholder, Thomas Adams. We tendered a maximum consideration of $138,000 for these assets. The ACL assets have been contributed to and form the basis of operations for our new subsidiary, Tricell Distribution Ltd., a United Kingdom limited company (“Tricell Distribution”). Tricell Distribution, the U.K. logistics and support division, supplies airtime and hardware to the mobile phone dealer network and call centers throughout the U.K.

      We are in the process of rescinding our July 15, 2004 acquisition of Discount Intranet Supply Channel Limited (“D-ISC”). Our decision to pursue rescission stems from D-ISC’s poor revenues and high expenses. D-ISC provides loyalty programs, benefits and eCommerce solutions to businesses and organizations with large numbers of employees or members. We are presently negotiating with D-ISC for a mutual rescission.

      Our historic method of trading operations involved funding capital requirements from revenues generated. However, given the value added tax (“VAT”) issues we have encountered, we recently altered our mode of operations by conducting operations via our subsidiary, Telco Distribution, and the execution of a loan agreement, dated February 14, 2005, with Telco Invest Limited (“Telco”) establishing a line of credit worth two million pounds to be accessible by Tricell. Establishing this line of credit was essential to operations as it allows us to trade our products in the various markets we conduct business in. Since we use our capital to effect a constant turnover of goods, without this loan agreement in place and considering the amount of capital we have had frozen with the British Commissioners of Customs and Excise, we would not have been able to restart trading operations as we did in January of 2005. Any loans made to the Company under the line of credit will be repaid pursuant to the request for funding made by the Company to Telco. Additionally, as consideration for the Telco line of credit, we have agreed to a funding charge to be paid to Telco equal to 50% of gross profit. Andre Salt, our Chief Executive Officer, owns 50% of Telco. We hope to be able to finance all capital trading operations from revenue created by the fourth quarter of 2005 and thereafter cease utilizing the Telco line of credit, as the cost of accessing the Telco line of credit is prohibitive. We anticipate that we will continue to conduct operation via Tricell Distribution during 2005.

Overview

      Tricell UK Ltd. and Tricell Ltd. were founded in 1999 to participate in, and we continue to participate in today, the distribution and sale of mobile telephone handsets to the global wholesale market. Hereinafter, references to the “Company”, “we”, “our” or “us” refer to Tricell, Inc., a Nevada corporation, and its subsidiaries and predecessors, unless the context indicates otherwise. We have built a management team with considerable expertise and success in product acquisition, wholesale distribution and service provision in this highly competitive market place.

      Our current customers include wireless network operators, resellers, retailers and wireless equipment manufacturers. We handle wireless products manufactured by industry-leading technology companies such as Nokia, Motorola, Sony Ericsson, Kyocera, Samsung, Siemens, Panasonic, NEC and Toshiba.

      Developments in the mobile sector now enable users to talk, send text messages (SMS), send and receive e-mail, send and receive images, play interactive games and conduct financial transactions.

Trends

The major trends impacting the market we believe are:

Replacement handsets in mature markets. The introduction of color displays, camera enabled handsets; image messaging (MMS), internet access and content services will be major drivers for handset replacement.

Fixed to mobile migration. The evidence suggests that consumers are continuing to migrate to mobile phones from fixed lines. In the US, nearly 30% of total personal (i.e. non-business) calling minutes were carried on mobile phones in 2002, and is forecast to grow to more than 50% by 2006. (Yankee)

Converged mobile devices. The market for Personal Digital Assistants (PDA’s) without voice capabilities is shrinking as customers opt for converged handheld devices. The consensus view is that Smartphones will eclipse PDAs.

      As device aesthetics and functionality improve, and end-user prices continue to decline, converged mobile devices, or PDA/mobile phone hybrids, are becoming increasingly accessible to the mainstream consumer and are expected to ship in greater numbers than traditional handheld devices for the first time by the end of 2003.

      Our operations now consist of supplying and distributing mobile telephones, telephone accessories and electronic commodities in Europe, Asia and, as of 2005, the United States. We recently announced our intention to implement wholesale import and export as well as distribution and facilities management for a range of handheld phones and other wireless devices and associate products in the United States. We attempt to obtain our products at the best prices available and distribute these products to markets at varying levels of maturity.

      The market in which we operate is highly competitive and has been characterized by low barriers to entry. Our ability to compete will depend upon our ability to continue to meet the needs of our customers and identify new and innovative market opportunities for our services. To enhance our competitiveness, on January 25, 2005, we announced the implementation of our innovative scanning system. The system allows for the scanning of bulk products via a wireless system from remote locations that will enable us to offer complete distribution service to other trading companies in addition to the in-house savings on inspection costs.

      We believe our major competitors to be the Caudwell Group, the Hugh Symons Group, Brightpoint and Cellstar Inc.

Governmental Regulation & Value-Added Tax (VAT) Effects

      Starting in the late stages of 2002 and continuing through 2003 and 2004, we experienced a sharp decline in our revenue and in our trading of mobile telephones and related accessories due almost entirely to a United Kingdom Tribunal’s change of the regulatory regime involving VAT recoverability following a petition of the British Customs and Excise regulators. The principle of the VAT in the United Kingdom involves the application to goods and services of a general tax, currently 17.5%, on consumption exactly proportional to the price of goods and services, whatever the number of transactions which take place in the production and distribution process before the stage at which the tax is charged. On each transaction, VAT, calculated on the price of the goods or services, is chargeable after the deduction of the amount of VAT borne directly by the various cost components. In 2002, a United Kingdom Tribunal decided that product traders, such as Tricell, do not have a right to a refund of input VAT on goods which it then sold to companies outside the United Kingdom, when there was a defaulting trader or a trader using a hijacked VAT number in the chain of supply, even though the trader claiming the refund was in no way involved in, and had no knowledge of, the failure of the defaulting trader to fulfill its obligations. As a result of this policy, VAT refunds, to which we were previously entitled, were being frozen on order by the United Kingdom Tribunal. Since we use our capital to effect a constant turnover of goods, without VAT refunds we cannot engage in operations at maximum efficiency as we are not able to invest the VAT refund in capital acquisitions.

      In February of 2005, the Advocate General (“AG”) overruled the United Kingdom Tribunal’s VAT interpretation, holding that VAT transactions are to be viewed as separate transactions, not one transaction encompassing numerous smaller transactions. VAT fraud concerns a series of consecutive activities, performed by a number of traders in a supply chain. It is an essential feature of the common system of VAT that VAT becomes chargeable on each transaction in a supply chain. Each transaction, therefore, should be regarded on its own merits. Consequently, the character of a particular transaction in the chain cannot be altered by earlier or subsequent events. Therefore, misconduct by certain traders should not be allowed to penalize those traders who were not involved, but happened to be in the supply chain. This interpretation has allowed us to once more confidently seek a VAT refund. However, the change in interpretation will not be permanent until the decision is backed by the European Court of Justice (“ECJ”). We anticipate the ECJ will issue its ruling in late 2005.

      Employees

      As of May 13, 2004, we have twenty-four (24) full time employees.

ITEM 2.	Property

      Our offices in the United Kingdom, located at 6 Howard Place, Stoke on Trent, Staffordshire, England ST1 4NQ, which we currently lease from an unrelated third party.

ITEM 3.	Legal Proceedings

      On January 28, 2005, we requested that two of our wholly owned subsidiaries, Tricell United Kingdom Limited (“Tricell UK”) and Tricell International Limited (“Tricell Int”), both United Kingdom corporations, be placed into administration, which is the rough equivalent to Chapter 11 reorganization in the United States. The High Court of Birmingham approved our request for administration in proceeding number #2037 for Tricell UK and #2008 for Tricell Int, and approved the petition that Theodoulos Papanicola serve as administrator. We are pursuing this administration with the intention of protecting the assets of Tricell UK and Tricell Int from creditors and partially because of the United Kingdom’s Customs and Excise Department’s policy of seizing and freezing claimed VAT refunds on mobile telephone export. With the probable revocation of this VAT policy coming later in 2005, we anticipate we will be able to claim our VAT refunds, which should expedite the removal of Tricell UK and Tricell Int. from administration.

      During the administration process, Tricell UK and Tricell Int will remain in possession of their assets and properties, with the administrator operating their business and managing their assets. At the end of the administration, which may last up to a year if no requests for extension are made, our Board of Directors will replace the administrator and will regain all operational responsibilities of Tricell UK and Tricell Inc.

ITEM 4.	Submission of Matters to a Vote of Security Holders

      There were no matters submitted to a vote of the Company’s security holders during the fourth quarter of 2004.

PART II

ITEM 5.	Market for Common Equity and Related Stockholder Matters

      Our common stock was approved for trading by the NASD under the symbol “FFGF” on the OTC Bulletin Board in 2001. On July 28, 2003, our symbol was changed to “TCLL” to reflect our name change to Tricell, Inc. Because no meaningful trading market for our common stock occurred until the fourth quarter of 2003, the table below sets forth the high and low sale prices for our common stock for only that quarter of 2003.

      The quotations below reflect inter-dealer prices, without retail markup, markdown or commission and may not represent actual transactions. All figures reflect a twenty-for-one (20-for-1) forward stock split which became effective on July 22, 2003.

Year	Quarter	High	Low
2003	Fourth*	$2.05	$1.20

2004	First	$1.99	$1.20
	Second	$1.60	$0.39
	Third	$0.60	$0.30
	Fourth	$0.60	$0.15

      *Note that trading in our common stock on the OTC BB did not begin until approximately October 1, 2003.

Tricell has been trading on the Pink Sheets as of May 22, 2005.

Shareholders

      Although as of May 11, 2005, there were approximately sixty-seven (67) shareholders of record holding a total of 123,295,877 shares of common stock.

      The Company has not declared a cash dividend on its common stock in the last two fiscal years and the Company does not anticipate the payment of future dividends. There are no other restrictions that currently limit the Company’s ability to pay dividends on its common stock other than those generally imposed by applicable state law.

ITEM 6.	Selected Financial Data

Fiscal Year End	2004	2003	2002	2001
Operating Revenues	$13,898,503	$99,850,232	$412,586,977	$0
Income (Loss) From Operations	$(7,556,643)	$(94,334)	$7,905,794	$(3,637)
Net Income (Loss)	$(7,524,165)	$159,462	$4,820,908	$(3,637)
Earnings Per Share	$0.08	$0.00	$0.06	$(0.00)
Total Assets	$1,052,383	$7,504,880	$14,427,459	$1,863

      We had experienced tremendous growth in our operations until fiscal year end 2003. During 2003 and 2004, a number of factors, as more fully set forth below in Management’s Discussion and Analysis of Financial Condition, contributed to sharp declines in revenues, income and earnings.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Information

      This information statement contains forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. These statements relate to future events or to our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of such terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. There are a number of factors that could cause our actual results to differ materially from those indicated by such forward-looking statements.

      Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, it cannot guarantee future results, levels of activity, performance, or achievements. Moreover, it does not assume responsibility for the accuracy and completeness of such forward-looking statements. The Company is under no duty to update any of the forward-looking statements after the date of this information statement to conform such statements to actual results. The foregoing management’s discussion and analysis should be read in conjunction with the Company’s financial statements and the notes herein.

Overview

      We experienced a significant decline in our revenues in 2003 and 2004 due almost entirely to a change in the regulatory regime involving VAT refunds. Because of this regime change, we conducted operations via our subsidiary, Tricell Distribution during 2004 and anticipate that we will do so during 2005 as well. Specifically, the regime changed when British Commissioners of Customs and Excise authorities decided to avail any participant in the purchase and sale of certain products to liability for any wrongdoing by any upstream and downstream purchaser. We believe that the sharp decline in our revenues and in our trading of mobile telephones and related accessories that began at the very end of 2002 ended during the late stages of 2004. Our revenues for 2004 continued to decrease as a result of the new VAT regime. The VAT regime severely hampered our operations as we were forced to halt operations since we would not be able to recover the VAT seizure of 17.5%.

      In February of 2005, the Advocate General temporarily overruled this VAT refund regime. Under the Advocate General’s ruling, VAT transactions are to be viewed as separate transactions, not one transaction encompassing numerous smaller transactions. This February 2005 ruling will allow Tricell to confidently seek a VAT refund, even if there has been wrongdoing, without our knowledge, by an upstream or downstream purchaser. With more confidence that a favorable VAT regime will soon be in place once the European Court of Justice decides whether or not to back the Advocate General, we encouraged that we will be able to return to our 2003 revenue levels, and hopefully 2002 levels in 2005.

      On February 14, 2005, Tricell Distribution entered a loan agreement with Telco Invest Limited (“Telco”) establishing a line of credit worth two million pounds to be accessible by Tricell. Andre Salt, our Chief Executive Officer, owns 50% of Telco. This line of credit is essential to Tricell as it allows us to trade our products in the various markets we conduct our operations in. This line of credit is essential to Tricell and we would not be able to operate as a going concern without access to the funds made available by this line of credit. As consideration for the line of credit, we agreed to pay Telco a funding charge equal to 50% of gross profit together with any penalties for late payments. Because of the prohibitive cost of funding capital acquisitions via the Telco line of credit, we hope to be able to fully finance our capital using revenues generated by the fourth quarter of 2005.

      In the wireless sector, our primary area of operations, we will continue our wholesale international distribution of mobile handsets and electronic equipment and feel confident that within the next twelve months we may soon return to 2002 revenue levels. Our confidence stems from the continued growth in the market and the demand for our services as well as the expansion of our products into new markets, such as the United States. Our sales are diversified, with no one customer accounting for greater than 50% of our sales. These factors will be complimented by developing improved relationships with the wireless manufacturers and the expansion of our integrated logistics services.

      Tricell’s strategy is two fold. First, we seek to grow our current business through acquisition to deliver diversification in products and geography. Our expansion into the United States is a current development in our expansion. Additionally, we will attempt to identify business development opportunities in the wireless communications and associated sectors that offer high revenues and sustain or improve current margins.

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

Expand the geographic coverage of our operations in Eastern Europe, Asia and North America; and

Develop and expand our service offering to deliver integrated logistic services to the handset manufacturers and network operators, enabling them to more effectively address their markets, including the distribution, marketing and selling of airtime services.

      Additionally, on January 28, 2005, we voluntarily requested that two of our wholly owned subsidiaries, Tricell UK Limited (“Tricell UK”) and Tricell International Limited (“Tricell Int”), both United Kingdom corporations, be placed into administration, which is the rough equivalent to Chapter 11 reorganization in the United States. We believe the likelihood of a new VAT regime allowing Tricell to once more claim its VAT refund will expedite the removal of our subsidiaries from administration. Further, Tricell intends to attempt to recoup the 800,000 English Pounds spent on the legal defense as related to VAT seizures as well as lost profits for the last 20 months in which our VAT refunds were seized.

Results of Operations

			Increase	Percent
	2004	2003	(Decrease)	Change
Selling, General and Administrative Expenses	8,029,391	$3,149,486	$4,879,905	155%
Interest Expense	$(202,183)	$(64,934)	$137,249	211%

      Revenue for the year ended December 31, 2004, decreased further to $13,898,503, as compared to $99,850,232 for the year ended December 31, 2003. Similar to the decrease in revenue, our gross profit for 2004 decreased to $472,748 from $3,055,152 in 2003, and we had a our pre tax loss of $(7,739,514) in 2004 as compared to pre tax income of $387,404 in 2003. We had a net loss of $(7,524,165) for the year ended 2004, as compared to net profit of $159,462 for 2003. The significant decreases in our revenue, gross profit and pre tax income are the result of the changes in market conditions that generated significant uncertainties in refunds of VAT refunds.

      Selling, general and administrative expenses for the year ended December 31, 2004 were $8,029,391, compared to $3,149,486 for the year ended December 31, 2003.

Liquidity and Capital Resources

      As of December 31, 2004, our cash and cash equivalents were $6, as compared to $183,421 as of December 31, 2003. The decrease is primarily due to our decrease in revenue for the twelve months ended December 31, 2004 as discussed above.

      Cash provided by operating activities for the year ended December 31, 2004 was $60,766 as compared to cash provided by operating activities for the same period of 2003 of $8,081,393. This change is mainly attributable to a decrease in sales taxes (VAT) receivable to $1,372,846 for the year ended 2004, compared to a sales taxes receivable of $7,782,347 for 2003. The decreased sales tax receivable is due to decreased revenues and less VAT paid.

      Cash used in investing activity increased to $527,182 for the year ended 2004 as compared to $4,273,059 for the same period in 2003. This increase is primarily attributable to a decrease in loans to third parties from $3,910,324 for the year ended 2003 to $531,860 in 2004.

      Cash provided by financing activities was $208,353 for the year ended 2004 compared to cash used in financing activities of $8,219,012 for 2003. The increase in cash provided in financing activities reflects the complete repayment of $4,934,794 to factor company, a decrease in loans to shareholders from $3,910,324 in 2003 to $531,860 in 2004 and $0 loans to shareholders in 2004 as compared to $249,330 in 2003.

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

Contractual Obligations

Obligations under non-cancelable agreements at December 31, 2004 were as follows:

	Payments Due by Period
					More
		Less than		3-5	Than
	Total	One Year	1-3 Years	Years	5 Years
Long-Term Debt Obligations	$0	$0	$0	$0	$0
Capital Lease Obligations	—	—	—	—	—
Operating Lease Obligations	$53,150	$53,150	0	—	—
Purchase Obligations	—	—	—	—	—
Other Long-Term Liabilities Reflected on the Registrant’s Balance Sheet Under GAAP	—	—	—	—	—

Totals	$53,150	$53,150	$0	$0	$—

Off-Balance Sheet Arrangements

      As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structure finance or special purpose entities (“SPEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of December 31, 2004, we were not involved in any unconsolidated SPE transactions.

ITEM 7A.	Quantitative and Qualitative Disclosure About Market Risk

      Our major market risk is to make changes in foreign currency exchange rates in the British Pound, which could impact our results of operations and financial condition. Foreign exchange risk arises from our exposure to fluctuations in foreign currency exchange rates because our reporting currency is the United States dollar. Management seeks to minimize the exposure to foreign currency fluctuations through natural internal offsets to the fullest extent possible. As of December 31, 2004, we had not engaged in any currency arbitrage or hedging activities, although we may in the future . Our debt is not subject to one measure of interest, therefore, the debt is somewhat diversified against interest rate increases.

ITEM 8.	Financial Statements and Supplementary Data

Report of Independent Certified Public Accountants

To the Board of Directors and
Stockholders of Tricell, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of Tricell, Inc. and Subsidiaries as of December 31, 2004 and 2003 and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tricell, Inc. and Subsidiaries as of December 31, 2004 and the results of its operations and its cash flows for each of the years in the three year periods then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 15 to the consolidated financial statements, the Company has suffered recurring losses from operations and has significant accumulated deficiencies, which raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 15. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Berenfeld, Spritzer, Shechter and Sheer
Berenfeld, Spritzer, Shechter and Sheer
Miami, Florida
June 3, 2005

TRICELL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2004 AND 2003

	2004	2003

ASSETS

CURRENT ASSETS
Cash	$6	$183,241
VAT receivable, net	43,691	1,371,634
Notes and loans receivable	57,798	4,963,519
Receivable from shareholder	59,534	271,123
Accounts receivable, net	503,939	125,262
Prepaid expenses and other current assets	256,809	116,344

Total current assets	921,777	7,031,123

MACHINERY AND EQUIPMENT, NET	53,542	473,757

INTELLECTUAL PROPERTY, NET	77,064	—

TOTAL ASSETS	1,052,383	7,504,880

LIABILITIES AND STOCKHOLDER’S EQUITY

CURRENT LIABILITIES
Income taxes payable	2,888,672	2,890,939
VAT payable	—	190,143
Accounts payable	1,163,701	413,091
Accrued expenses and other current liabilities	1,253,902	548,920
Current portion of long-term debt	—	24,191

Total current liabilities	5,306,275	4,067,284

LONG-TERM DEBT	—	221,441

COMMITMENT AND CONTINGENCIES	—	—

STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value, 100,000,000 shares authorized, none issued and outstanding
Common stock, $0.001 par value, 500,000,000 shares authorized, 93,500,000 and 46,000,000 shares issued and outstanding during 2004 and 2003, respectively	93,753	93,500
Additional paid-in capital	314,757	—
Retained earnings (deficit)	(4,833,911)	2,690,254
Accumulated other comprehensive income	368,391	432,401
Deferred compensation	(196,882)	—

Total stockholders’ equity (deficit)	(4,253,892)	3,216,155

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,052,383	$7,504,880

The accompanying notes are an integral part of these financial statements.

TRICELL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

	2004	2003	2002

SALES	$13,898,503	$99,850,232	$412,586,977

COST OF SALES	13,425,755	96,795,080	402,270,635

GROSS PROFIT	472,748	3,055,152	10,316,342

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	8,029,391	3,149,486	2,410,548

INCOME (LOSS) FROM OPERATIONS	(7,556,643)	(94,334)	7,905,794

OTHER INCOME (EXPENSES)
Interest expense and other financing costs	(202,183)	(64,934)	(866,295)
Gain (loss) on sales of fixed assets	18,839	60,478	(14,591)
Interest income	473	486,194	—

Total Other Income (Expenses)	(182,871)	481,738	(880,886)

INCOME (LOSS) BEFORE INCOME TAXES	(7,739,514)	387,404	7,024,908

INCOME TAX (BENEFIT) EXPENSE	215,349	(227,942)	(2,204,520)

NET INCOME (LOSS)	$(7,524,165)	$159,462	$4,820,388

EARNING (LOSS) PER SHARE — BASIC AND DILUTED	$(0.08)	$—	$—

EARNING PER SHARE — BASIC AND DILUTED (PROFORMA)	$—	$—	$0.06

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING — BASIC AND DILUTED	$93,719,284	$74,148,148	$—

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING — BASIC AND DILUTED (PROFORMA)	$—	$—	$79,965,760

The accompanying notes are an integral part of these financial statements.

TRICELL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

					Accumulated
				Retained	Other	Total
	Common Stock		Additional	Earnings	Comprehensive	Stockholder's
	Shares	Amount	Paid-in Capital	(Deficit)	Income (Loss)	Equity (Deficit)

TRICELL UK LTD AND TRICELL LIMITED

BALANCE, DECEMBER 31, 2001	1,001	$1,615	$—	$517,695	$(2,707)	$516,603

Comprehensive Income:
Net income	—	—	—	4,820,388	—	4,820,388
Other comprehensive income, net of income tax expense:
Foreign currency translation adjustment	—	—	—	—	192,953	192,953

Total comprehensive income	—	—		—	—	5,013,341
Dividends	—	—	—	(2,765,721)	—	(2,765,721)

BALANCE, DECEMBER 31, 2002	1,001	1,615	—	2,572,362	190,246	2,764,223

TRICELL, INC.,

BALANCE, JULY 21, 2003	2,300,000	2,300	67,700	(24,720)	(722)	44,558
Forward stock split (20 for 1)	43,700,000	43,700	(43,700)	—	—	—

Balance prior to acquisition	46,000,000	46,000	24,000	(24,720)	(722)	44,558

COMBINED ENTITIES	46,001,001	47,615	24,000	2,547,642	189,524	2,808,781

Issuance of common stock by Tricell UK LTD and Tricell Limited prior to acquisition	2,999	5,035	—	—	—	5,035
Shares issued in acquisition	47,500,000	47,500	—	—	—	47,500
Reverse merger adjustments	(4,000)	(6,650)	(24,000)	(16,850)	—	(47,500)
Comprehensive Income:
Net income	—	—	—	159,462	—	159,462
Other comprehensive income, net of income tax expense:
Foreign currency translation adjustment	—	—	—	—	242,877	242,877

Total comprehensive income	—	—	—	—	—	402,339

BALANCE, DECEMBER 31, 2003	93,500,000	93,500	—	2,690,254	432,401	3,216,155

Shares issued in acquisition of ACL	253,020	253	—	—	—	253
Shares issued to management of ACL	—	—	314,757	—	—	314,757
Deferred compensation	—	—	—	(196,882)	—	(196,882)
Comprehensive Income:
Net income (loss)	—	—	—	(7,524,165)	—	(7,524,165)
Other comprehensive income, net of income tax expense:
Foreign currency translation adjustment	—	—	—	—	(64,010)	(64,010)

Total comprehensive income (loss)	—	—	—	—	—	(7,588,175)

BALANCE, DECEMBER 31, 2004	93,753,020	$93,753	$314,757	$(5,030,793)	$368,391	$(4,253,892)

The accompanying notes are an integral part of these financial statements.

TRICELL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

	2004	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$(7,524,165)	$159,462	$4,820,388
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	122,942	139,204	125,004
Amortization of deferred compensation	118,128	—	—
(Gain) loss on sale of fixed assets	(18,839)	(60,478)	14,591
Bad debt expense	5,488,559	—	—
Income tax benefit	(231,322)	—	—
Changes in operating assets and liabilities:
(Increase) decrease in:
VAT receivable	1,372,846	7,782,347	(6,943,826)
Accounts receivable	(463,935)	(82,482)	(30,075)
Other receivables	70,800	—	—
Prepaid and other current assets	43,134	(53,750)	60,821
Increase (decrease) in:
Accounts payable and accrued expenses	1,272,277	(187,321)	669,487
VAT payable	—	174,859	—
Other current liabilities	(189,659)	—	—
Income taxes payable	—	209,552	1,979,983

Net Cash Provided By (Used In) Operating Activities	60,766	8,081,393	696,373

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of machinery and equipment	(17,238)	(401,079)	(554,976)
Proceeds from sale of machinery and equipment	159,466	287,674	113,264
Cash paid in acquisition of ACL	(137,550)	—	—
Loans to third-parties	(531,860)	(3,910,324)	(601,508)
Loans to shareholder	—	(249,330)	—

Net Cash Provided by (Used In) Investing Activities	(527,182)	(4,273,059)	(1,043,220)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of dividends	—	—	(2,765,721)
Borrowing from (repayment to) factor company	—	(4,934,794)	4,100,934
Increase (decrease) in bank loans	(71,231)	26,614	—
Repayment of loan by (borrowing from) shareholder	279,584	(1,675,292)	1,516,865
Borrowing from (repayment to) third-parties	—	(1,635,540)	183,219

Net Cash Provided by (Used In) Financing Activities	208,353	(8,219,012)	3,035,297

NET INCREASE (DECREASE) IN CASH	(258,063)	(4,410,678)	2,688,450

EFFECT OF EXCHANGE RATE ON CASH	74,828	92,711	449,766

CASH, BEGINNING OF PERIOD:
Tricell UK and Tricell Limited	183,241	4,441,294	1,303,078
Tricell Inc	—	59,914	—

	183,241	4,501,208	1,303,078

CASH, END OF YEAR	$6	$183,241	$4,441,294

The accompanying notes are an integral part of these financial statements.

TRICELL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

	2004	2003	2002
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid during the year	$185,324	$64,934	$866,295

Income taxes paid during the year	$—	$—	$226,648

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Shares issued in acquisitions of Tricell UK and Tricell Limited	$—	$47,500	$—

Shares issued as deferred compensation	$315,010	$—	$—

Shareholder loans	$59,534	$—	$—

Repossession of automobile by finance company	$185,275	$—	$—

The accompanying notes are an integral part of these financial statements.

TRICELL, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004

NOTE 1 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND CAPITALIZATION

Tricell, Inc. (the “Company”) was incorporated as 4ForGolf, Inc. in the State of Nevada on July 9, 2001. The Company was in development stage until July 2003, when it acquired two United Kingdom corporations, (Tricell UK LTD, incorporated in October 8, 1999 and Tricell Limited, incorporated on November 11, 1999) in a reverse acquisition. (See Note 2). On July 11, 2003, the Company changed its name to Tricell, Inc.

In July 2003, the Company’s articles of incorporation were amended to increase the authorized number of common stock, $0.001 par value, from 100,000,000 to 500,000,000 and to authorize a class of 100,000,000 shares of preferred stock, $0.001 par value. There were no preferred stock outstanding at December 31, 2003.

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

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Tricell, Inc. and its wholly-owned subsidiaries, Tricell UK LTD, Tricell Limited, Tricell Distribution and Tricell Properties. All significant intercompany transactions and balances have been eliminated in consolidation.

FOREIGN CURRENCY TRANSLATIONS

Tricell UK LTD’s, Tricell Limited’s, Tricell Distribution’s and Tricell Properties functional currency is the British pound, their local currency. Accordingly, balance sheet

TRICELL, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004

accounts have been translated at the exchange rate in effect at the end of the year and income statement accounts have been translated at average rates for the years. Translation gains and losses are included as a separate component of stockholders’ equity as Cumulative Translation Adjustments. Foreign currency transaction gains and losses are included in other income and expenses.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with an original term of three months or less to be cash equivalents. There were no cash equivalents at December 31, 2004 and 2003.

CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash.

The Company maintains cash balances at several banks, both in the UK and in the US. Accounts in the UK are not insured. Uninsured cash balances amounted to approximately $0 and $184,000 at December 31, 2004 and 2003, respectively.

ACCOUNTS RECEIVABLE

The Company conducts business and extends credit based on the evaluation of its customers’ financial condition, generally without requiring collateral. Exposure to losses on receivables is expected to vary by customer due to the financial condition of each customer. The Company monitors credit losses and maintains allowances for anticipated losses considered necessary under the circumstances. Recoveries of accounts previously written off are recognized as income in the periods in which the recoveries are made. No allowance for doubtful accounts was provided at December 31, 2004 and 2003, as the Company considers all accounts receivable to be fully collectible.

IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. There were no asset impairments during the years ended December 31, 2004, 2003 and 2002, respectively.

TRICELL, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004

REVENUE RECOGNITION

The Company recognizes revenues when a sales agreement has been executed, delivery has occurred, and collectibility of the fixed or determinable sales price is reasonably assured.

COST OF SALES AND SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

The significant components of the line item “Cost of sales” include the cost to acquire merchandise from vendors and freight in.

The significant components of the line item “Selling, general and administrative expenses” primarily include payroll and related payroll benefits; rent and other office expenses; travel and entertainment and other corporate-related expenses.

PROPERTY AND EQUIPMENT

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

FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

The Company’s financial instruments consist primarily of cash, accounts and sales taxes receivable, loans receivable, accounts payable and accrued expenses, and debt. The carrying amounts of such financial instruments approximate their respective estimated fair value due to the short-term maturities and approximate market interest rates of these instruments. The estimated fair value is not necessarily indicative of the amounts the Company would realize in a current market exchange or from future earnings or cash flows.

INCOME TAXES

The Company accounts for income taxes using SFAS No. 109, “Accounting for Income Taxes,” which requires recognition of deferred tax liabilities and assets for expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. A

TRICELL, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004

valuation allowance is recorded for deferred tax assets if it is more likely than not that some portion or all of the deferred tax assets will not be realized.

ADVERTISING COSTS

Advertising costs are expensed as incurred. The Company incurred $165,555, $70,253 and $32,080 in advertising costs for the years ended December 31, 2004, 2003 and 2002, respectively.

RECENT ACCOUNTING PRONOUNCEMENTS

In January 2003, the FASB issued Interpretations No. 46, “Consolidation of Variable Interest Entities”. FIN No. 46 addresses consolidation by business enterprises of variable interest entities (formerly special purpose entities or “SPEs”). The Company does not have any variable interest entities as defined by FIN No. 46.

In April 2003, the FASB issued Statement No. 149, “Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities”. This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under Statement No. 133, “Accounting for Derivatives Instruments and Hedging Activities.” The provisions of this statement are effective for all derivatives and hedging activities entered into after June 30, 2003. The Company does not participate in such transactions, and accordingly, adoption of this statement did not have a material effect on the Company’s financial statements.

In May 2003, the FASB issued SFAS No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. SFAS No. 150 establishes standards on the classification and measurement of certain instruments with characteristics of both liabilities and equity. The provisions of SFAS No. 150 are effective for financial instruments entered into or modified after May 31, 2003 and to all other instruments that exist as of the beginning of the first interim financial reporting period beginning after June 15, 2003. The Company does not have such instruments, and accordingly, adoption of this statement did not have a material effect on the Company’s financial statements.

In December 2004, the FASB issued SFAS No.123R, “Accounting for Stock-Based Compensation”. This statement is a revision to SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” This statement requires a public entity to measure the cost of

TRICELL, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004

employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service, the requisite service period (usually the vesting period). The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models.

In addition, a public entity is required to measure the cost of employee services received in exchange for an award of liability instruments based on its current fair value. The fair value of that award will be re-measured subsequently at each reporting date through the settlement date. Changes in fair value during the requisite service period will be recognized as compensation cost over that period.

For public entities that file as small business issuers, this statement is effective as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. At the required effective date, all public entities that used the fair value based method for either recognition or disclosure under Statement 123 are required to apply this statement using a modified version of prospective application. Under that transition method, compensation cost is recognized on or after the required effective date for the portion of outstanding awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under Statement 123 for either recognition or pro-forma disclosures. For periods before the required effective date, those entities may elect to apply the modified version of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods by Statement 123. The Company does not expect SFAS No. 123 to have a material effect on its financial statements.

NOTE 2 -	ACQUISITIONS

ACQUISITION OF ACL DISTRIBUTION LIMITED AND FORMATION OF TRICELL DISTRIBUTION LIMITED AND TRICELL PROPERTIES

On February 9, 2004, the Company purchased certain assets of ACL Distribution Limited, a United Kingdom limited partnership, for a total consideration of approximately $139,000.

The following table sets forth the preliminary allocation of the purchase price of ACL’s tangible and intangible assets acquired:

Intellectual property	$92,425

Computer equipment	18,485

Furniture and fixtures	9,237

TRICELL, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004

Accounts receivable	18,485

Other	6

Total	$138,638

The ACL assets have been contributed to and form the basis of a new wholly-owned subsidiary, Tricell Distribution Limited, incorporated in the United Kingdom on November 14, 2003 as Yulestar Limited. Its name was changed to Tricell Distribution Limited on January 20, 2004.

On February 19, 2004, the Company issued 253,020 shares of restricted common stock to former management of Tricell Distribution Limited to secure their services. Those employees became employees of the Company, with 2-year employment contracts. The shares were valued at the closing price of the Company’s common stock on that date, less a 25% discount for restriction, for a total of $315,010. This amount has been recorded as deferred compensation, and is being amortized over 2 years.

On September 15, 2004, the Company issued 1 share of common stock to an unrelated third party to acquire an inactive company Tricell Properties Limited and to create a new wholly-owned subsidiary. Tricell Properties Limited was incorporated in the United Kingdom on August 14, 2003 as Sunrise Marketing Limited. Its name was changed to Tricell Properties Limited on November 19, 2003 and subsequent to December 31, 2004 the name was again changed to Tricell Global Limited on February 23, 2005. Since inception until September 15, 2004 the company was inactive with no assets.

ACQUISITIONS OF TRICELL UK AND TRICELL INTERNATIONAL, LTD.

On July 21, 2003, the Company executed a Stock Exchange Agreement with Tricell UK LTD and Tricell Limited. Pursuant to the Agreement, the Company acquired all of the issued and outstanding capital stock of Tricell UK LTD and Tricell Limited, in aggregate, in exchange for 47,500,000 post-forward stock split shares of the Company’s common stock. As a result of the Agreement, Tricell UK LTD and Tricell Limited became wholly owned subsidiaries of the Company, and their former shareholders became the collective owners of 51% of the Company.

Prior to the acquisitions, the Company was a non-operating entity, with minimal net assets (approximately $54,000 at June 30, 2003). As a result of Tricell UK LTD and Tricell Limited shareholders owning the majority of the stock of the combined company, and as a result of the Company having minimal net assets, the acquisition was accounted for as a “reverse recapitalization” with no goodwill or intangible assets recognition. Tricell UK LTD and Tricell Limited were deemed the accounting acquirers.

TRICELL, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004

REPORTING PERIOD

The accompanying consolidated financial statements for the year ended December 31, 2004 depict the results of operations and cash flows of Tricell, Inc., Tricell UK LTD and Tricell International LTD for the twelve months ended December 31, 2004 and the results of operations and cash flows of Tricell Distribution Limited from February 9, 2004 (date of acquisition) to December 31, 2004, and the results of Tricell Properties from September 15, 2004.

The accompanying consolidated financial statements for the year ended December 31, 2003 depict the results of operations and cash flows of the Tricell UK LTD and Tricell International LTD for the twelve months ended December 31, 2003 and the results of operations and cash flows of the Tricell, Inc. from July 21, 2003 (date of acquisition) to December 31, 2003.

The accompanying consolidated financial statements for the year ended December 31, 2002 depict the results of operations and cash flows for the accounting acquirers only.

NOTE 3 — MACHINERY AND EQUIPMENT

As of December 31, 2004 and 2003, machinery and equipment consisted of the following:

	2004	2003
Machinery	$108,730	$56,983
Motor vehicles	—	538,951

	108,730	595,934
Less: Accumulated depreciation	(55,188)	(122,177)

Machinery and equipment, net	$53,542	$473,757

Depreciation expense was $104,600, $139,204 and $125,004 for the years ended December 31, 2004, 2003 and 2002, respectively.

NOTE 4 — NOTES AND LOANS RECEIVABLE

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

TRICELL, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004

The loan provides for an additional fee of approximately $409,000 to be collected at maturity. This amount, along with accrued interest on the loan of $77,194, is included in the accompanying income statements as interest income for the year ending December 31, 2003.

As of March 31, 2004, the balance of the loan (including accrued interest and fees, as discussed above) was $4,712,202. On April 14, 2004, approximately $3,735,000 was to have been repaid. The debtor made representation and gave written notice that they would pay the above balance via a wire transfer. The transfer was never consummated and upon discovery of this fact, the Company took action to recover and secured its position with a security agreement on equipment. A portion of the receivable (approximately $903,700) was received in September of 2004. However, in December 2004, management determined that the remaining portion of the note was uncollectible. As a result, the Company wrote off the balance due and in the statement of operations for the year ended December 31, 2004 recognized a loss from the write off of $2,580,332.

NOTE 5 – LONG-TERM DEBT

Following is a summary of long-term debt as of December 31, 2004 and 2003:

	2004	2003
Notes payable to finance companies due at various times through 2007, requiring monthly installments of approximately $0 in 2004 and $3,255 in 2003, including interest ranging from 6.75% to 7.8%, secured by ar.	$0	$245,632
Less: current maturities:	(0)	(24,191)

	$0	$221,441

NOTE 7 – OPERATING LEASES

Commencing in January 2001, the Company leased two office suites under an operating lease that was to expire in 2003. During 2002, the Company reduced the number of offices to one. Upon termination of the lease in 2003, the Company continued to occupy the office on a month-to-month basis, at the same rate. On January 24, 2005, the Company signed a one year rental lease agreement effective January 10, 2005. The lease is payable in monthly payments in advance on the 10th of each month in the amount of $4,429 monthly. The total lease obligation is $53,150.

TRICELL, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004

Rent expense was $112,395, $16,735, and $13,384 for the years ended December 31, 2004, 2003 and 2002, respectively.

NOTE 8 – INCOME TAXES

The provisions for income taxes consisted of the following:

	2004	2003	2002
Current	$(231,323)	$209,825	$2,235,625
Deferred	15,974	18,117	(31,105)

Total tax provision	$(215,349)	$227,942	$2,204,520

At December 31, 2004, the Company did not have a deferred tax asset.

A reconciliation of the statutory tax with the effective tax follows:

	2004	2003	2002
UK statutory corporation rate	$(1,658,681)	$183,797	$2,107,472
Effects of:
Depreciation	(6,003)	2,337	23,818
Expenses not allowable for tax purposes	1,433,361	23,691	100,419
Other	—	—	3,916

Effective tax	$(231,323)	$209,825	$2,235,625

NOTE 9 – RELATED PARTY TRANSACTIONS

As of December 31, 2002, the Company owed $1,643,395 to one of its shareholder. During 2003, the Company made several payments to the shareholder in repayment of the loan and inadvertently overpaid him, resulting in a receivable of $271,123 from the shareholder as of December 31, 2003. As of 2004, the balance was $59,534.

NOTE 10 –PENSION PLAN

The Company has a defined contribution pension plan that covers substantially all directors and employees. The assets of the plan are held separately from those of the Company. During 2004, 2003 and 2002, contributions to the plan charged to operations were $3,668, $64,169, and $52,682, respectively.

TRICELL, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004

NOTE 11– COMMITMENTS AND CONTINGENCIES

In the ordinary course of business, the Company filed monthly claims for refund of VAT (Value-Added-Tax) of approximately the $14,230,000 for November 2002 through February 2003. The VAT authorities determined that $1,650,000 of this VAT was associated with particular transactions involved in “Carousel” and/or “Missing Trader” fraud and therefore, the refund of the VAT was denied. The Company referred the matter to the Tribunal which upon review concluded that there was no wrongdoing by the Company, however, they concluded that these transactions had no economic substance, since the
VAT had not been previously paid by a trader up the supply chain, and therefore as the VAT was not held by the VAT authorities, no refund was available.

While the Company continues to seek recovery of this VAT, based upon the Tribunal findings, recovery of the VAT associated with these transactions is uncertain and therefore the Company has provided for an allowance of $708,000 against VAT receivable as of December 31, 2003 and no allowance as of December 31, 2004.

Accumulated other comprehensive income (loss) consisted of the following at December 31, 2004, 2003 and 2002:

	2004	2003	2002
Foreign currency translation adjustments	$408,143	$617,716	$271,781
Deferred income tax adjustment	(122,442)	(183,315)	(81,535)

	$285,701	$432,401	$190,246

NOTE 13 –SEGMENT REPORTING

The Company has only one reportable segment.

Net sales to customers in excess of 10% of total sales approximated the following during the years ended December 31, 2004, 2003 and 2002:

Vendor	2004	2003	2002
A	21%	19%	—
B	13%	11%	—
C	10%	—	—

Purchases from vendors in excess of 10% of total purchases approximated the following during the years ended December 31, 2003, 2002 and 2001:

TRICELL, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004

Vendor	2004	2003	2002
A	20%	18%	16%
B	13%	14%	12%
C	12%	—	—

Revenues from the United Kingdom and other countries were as follows:

	2004	2003	2002
UK	$3,425,030	$17,023,049	$181,766,309

Netherlands	745,614	20,079,452	—
Belgium	—	19,291,947	47,069,147
Hong Kong	—	18,475,573	—
France	760,320	16,726,056	125,439,203
Other	1,517,782	8,254,155	58,312,318

Total other countries	4,153,216	82,827,183	230,820,668

Total	$7,578,246	$99,850,232	$412,586,977

The company has no long-lived assets outside of the United Kingdom.

NOTE 14 –SUBSEQUENT EVENTS

DEBT AGREEMENT

On February 28, 2005, Tricell Distribution entered into a short-term debt agreement with an unrelated third party for $3,837,800 for the purpose of funding the purchase of an order of mobile communication equipment. Repayment of the loan principal is due upon completion of sale of equipment, and on that date, Tricell Distribution must pay the lender 50% of the gross profit from the resale of the equipment, net of applicable taxes.

BANKRUPCTY PROCEEDINGS

On April 7, 2005, Tricell UK LTD and Tricell International LTD filed for bankruptcy in the United Kingdom (High Courts of Justice Birmingham, Case numbers 2037 and 2088, respectively). In the bankruptcy filing, Tricell UK reported approximately $3,455,000 due to creditors and Tricell International LTD reported $1,100,000 due to creditors The Court has assigned a receiver to oversee the operations of the companies, the liquidation of assets and the distributions to creditors.

TRICELL, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004

RESCISSION OF DISCOUNT-INTRANET SUPPLY CHANNEL (D-ISC)

On October 19, 2004, The Company announced that it had acquired Discount-Intranet Supply Channel (D-ISC), an online discounted shopping service for employee and affinity member benefits for a combination of cash and restricted stock. The agreement provided for $250,000 to be paid to D-ISC and $14,750,000 to be satisfied by the issue of the Company’s common stock. As of June, 2005 management had determined that D-ISC was in breach of the agreement and informed D-ISC of their desire to rescind the acquisition agreement.

The Company offered 5,900,000 shares of common stock in exchange for the full rescission and release of all claims under the Agreement and the Company would also rescind any and all rights to the D-ISC shares under the Agreement.

D-ISC has not responded to the Company’s offer for rescission.

NOTE 15 –GOING CONCERN CONSIDERATIONS

The accompanying condensed consolidated financial statements have been presented assuming the continuity of the Company as a going concern. However, the Company has incurred substantial losses resulting in an accumulated deficit of $4,833,911 as of December 31, 2004.

On January 28, 2005 two of the Company’s operating subsidiaries, Tricell UK LTD and Tricell International LTD. filed for bankruptcy in the United Kingdom (Note 14 Subsequent Events). The subsidiaries represent a substantial portion of the Company’s operations. As a result of the bankruptcies, there are uncertainties regarding the realizable value of assets on a liquidation basis, the amount which will ultimately be paid to settle liabilities and operations as a result of the plan or reorganization. The uncertainties related to the bankruptcies, combined with a negative ratio of current assets to current liabilities and retained deficit in equity raise substantial doubts about the Company’s ability to continue as a going concern.

Management plans with regards to this issue are as follows:

The Company filed for bankruptcy to protect its assets from creditors and because of the United Kingdom’s Customs and Excise Department’s policy of seizing and freezing claimed Value Added Tax refunds on mobile telephone export
(see note 11). During the administration process the Company will remain in possession of their assets and properties, with the administrator operating their business and managing their assets. At the end of the administration management intends to regain all operational responsibilities.

The Company has established a short-term financing arrangement for the purpose of funding purchases of product for resale (see note 14). This debt agreement will allow

TRICELL, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004

the Company to significantly increase sales through new sales sources and thereby increasing necessary cash flow.

Presently, the Company cannot ascertain the eventual success of management’s plans or the eventual outcome of a policy change by the United Kingdom’s Customs and Excise Department’s policy on Value Added Tax with any degree of certainty. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the eventual outcome of the risks and uncertainty described above.

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      On September 4, 2003, the board of directors of the Company appointed Berenfeld, Spritzer, Shechter & Sheer (“Berenfeld”) as the Company’s independent accountant for the fiscal year ended December 31, 2003. This appointment represents a change in the Company’s accountant from De Visser Gray (“De Visser”). The dismissal of De Visser was approved by the board of directors of the Company on September 4, 2003 and was prompted by the fact that the Company’s management and operational focus has changed.

      There were no disagreements with De Visser on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure during either of the Company’s two most recent fiscal years or any subsequent interim period through the date of dismissal. During the two most recent fiscal years and any subsequent interim period through the date of dismissal, De Visser’s reports on the financial statements did not contain an adverse opinion or disclaimer of opinion, nor have they been modified as to uncertainty, audit scope or accounting principles.

ITEM 9A.	Controls and Procedures

Introduction.

      “Disclosure Controls and Procedures” are defined in Exchange Act Rules 13a-15(e) and 15d-15(e) as the controls and procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time period specified by the SEC’s rules and forms. Disclosure Controls and Procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principle executive and principal financial officers to all timely decisions regarding disclosure.

      “Internal Control Over Financial Reporting” is defined in Exchange Act Rules 13a-15(f) and 15d-15(f) as a process designed by, or under the supervision of, an issuer’s principal executive and principal financial officers, or persons performing similar functions, and effected by an issuer’s board of directors, management, and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that: (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and disposition of an issuer: (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management and directors of the issuer; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the issuer’s assets that could have a material adverse effect on the financial statements.

      We have endeavored to design our Disclosure Controls and Procedures and Internal Controls over Financial Reporting to provide reasonable assurances that their objectives will be met. A control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that its objectives will be met. All control systems are subject to inherent limitations, such as resource constraints, the possibility of human error, lack of knowledge or awareness, and the possibility of intentional circumvention of these controls. Furthermore, the design of any control system is based, in part, upon assumptions about the likelihood of future events, which assumptions may ultimately prove to be incorrect. As a result, we cannot assure you our control system will detect every error or instance of fraudulent conduct, including an error or instance of fraudulent conduct that could have a material adverse impact on our operations or results.

Changes in Internal Control Over Financial Reporting.

      During the fiscal quarter ended December 31, 2004, there were no changes in our Internal Control over Financial Reporting that have materially affected, or are reasonably likely to materially affect, our Internal Control over Financial Reporting. However, we have made, and are continuing to make, changes in our Internal Control over Financial Reporting aimed at enhancing their effectiveness and ensuring that our systems evolve with, and meet the needs of, our business. We are also continually striving to improve our management and operational efficiency, and we expect that our efforts in this regard will enhance and strengthen our Internal Control over Financial Reporting. For example, we expect to hire additional professionals, with the aim of upgrading and reinforcing the technical resources available to our staff. We are also continuing our efforts to upgrade our information technology capabilities and are preparing for the implementation of a uniform consolidated accounting system at all of our business units. We will also hire an outside firm, not affiliated with our independent auditors, to complete an objective review of our Internal Control over Financial Reporting and provide recommendations for continued improvement of financial processes and controls, in preparation for Sarbanes-Oxley compliance testing.

Evaluation of Disclosure Controls and Procedures.

      The Company’s management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our Disclosure Controls and Procedures as of December 31, 2004. Based upon that evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report to provide reasonable assurance that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the SEC rules and forms.

ITEM 9B.	Other Information

      Not Applicable.

PART III

ITEM 10.	Directors and Executive Officers

      Reference is made to the sections entitled “Election of Directors” and “Consideration of Director Nominees” of our Proxy Statement for our 2005 Annual Meeting of Stockholders, which sections are incorporated by reference.

      Reference is made to the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” of our Proxy Statement for our 2005 Annual Meeting of Stockholders, which sections are incorporated by reference.

      We have not yet adopted a Code of Ethics for Business Conduct but expect to do so in the very short term.

ITEM 11.	Executive Compensation

      Reference is made to the section entitled “Executive Compensation” of our Proxy Statement for our 2005 Annual Meeting of Stockholders, which section is incorporated by reference.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management

      Reference is made to the section entitled “Security Ownership” of our Proxy Statement for its 2005 Annual Meeting of Stockholders, which section is incorporated by reference.

ITEM 13.	Certain Relationships and Related Transactions

      Reference is made to the section entitled “Certain Transaction” of our Proxy Statement for our 2005 Annual Meeting of Stockholders, which section is incorporated herein by reference.

ITEM 14.	Principal Accounting Fees and Services

      The information required by this item is incorporated herein by reference from the section entitled “Independent Registered Public Accounting Firm Fee Information” of our Proxy Statement for our 2005 Annual Meeting of Shareholders.

PART IV

ITEM 15.	Exhibits, Lists and Reports on Form 8-K

(a)	The following documents are filed as part of this report:

1.	Financial Statements.

Our consolidated financial statements are included in Part II, Item 8 of this report:

Independent Auditors’ Report;

Consolidated Balance Sheets as of December 31, 2004 and 2003;

Consolidated Statements of Operations for the Years Ended December 31, 2004, 2003 and 2002;

Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2004, 2003 and 2002;

Consolidated Statements of Cash Flows for Years Ended December 31, 2004, 2003 and 2002;

Notes to Consolidated Financial Statements.

2.	Exhibits

A list of the exhibits filed or furnished with this report on Form 10-K (or incorporated by reference to exhibits previously filed or furnished by us) is provided in the Exhibit Index beginning on page ___of this report. Those exhibits incorporated by reference herein are indicated as such by the information supplied in the parenthetical thereafter. Otherwise, the exhibits are filed herewith.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 9th day of June 2005.

TRICELL, INC.
Date: June 9, 2005	/s/ Andre Salt
By: Andre Salt,
CEO and Chairman of the Board

      Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Andre Salt

Andre Salt Chief Executive Officer,
Principal Financial and Accounting Officer and Director

INDEX TO EXHIBITS

EXHIBIT
NO.	DESCRIPTION

3(i)	Articles of Incorporation of the Company. (Incorporated by reference from the Company’s Form 10-SB12G, file number 000-50036, filed on October 11, 2002.)

3(ii)	Bylaws of the Company. (Incorporated by reference from the Company’s Form 10-SB12G, file number 000-50036, filed on October 11, 2002.)

10	Loan Agreement, dated February 14, 2005, by and between Tricell Distribution Ltd. and Telco Invest Limited

21	List of Subsidiaries

31(i)	Certification of Chief Executive Officer and Principal Financial Officer of Tricell, Inc. under Section 302 of the Sarbanes-Oxley Act of 2002.

32(i)	Certification of Chief Executive Officer and Principal Financial Officer of Tricell, Inc. Pursuant to 18 U.S.C. §1350

* Previously filed as indicated and incorporated herein by reference from the referenced filings previously made by the Company.