Form 10-Q
period 2005-03-31
TRICELL INC
filed 2005-07-05
CIK 1178156

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended March 31, 2005.

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the transition period from to .

Commission file number: 0-50036

TRICELL, INC.

(Exact name of registrant as specified in its charter)

Nevada	88-0504530

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

6 Howard Place, Stoke-on-Trent, Staffordshire, ST1 4NQ United Kingdom
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

Yes ☐      No ☑

     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐      No ☑

     The number of shares of common stock outstanding as of June 30, 2005 was 99,695,877.

PART I — FINANCIAL INFORMATION

ITEM 1. Financial Statements

TRICELL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,
	2005	December 31,
	(Unaudited)	2004
ASSETS

CURRENT ASSETS
Cash	$481,866	$6
Inventory	1,477,834	—
VAT receivable, net	196,626	43,691
Notes and loans receivable	1,128,454	57,798
Receivable from shareholder	58,063	59,534
Accounts receivable, net	20,820,941	503,939
Prepaid expenses and other current assets	78,726	256,809

Total Current Assets	24,242,510	921,777

MACHINERY AND EQUIPMENT, NET	49,777	53,542

INTELLECTUAL PROPERTY, NET	70,463	77,064

TOTAL ASSETS	$24,362,750	$1,052,383

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Income taxes payable	$2,919,879	$2,888,672
Accounts payable	23,074,577	1,163,701
Accrued expenses and other current liabilities	1,202,079	1,253,902
Line of credit	979,611	—

Total Current Liabilities	28,176,146	5,306,275

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock	93,753	93,753
Additional paid-in capital	314,757	314,757
Retained deficit	(4,504,010)	(4,833,911)
Accumulated other comprehensive income	439,610	368,391
Deferred compensation	(157,506)	(196,882)

Total Stockholders’ Equity (Deficit)	(3,813,396)	(4,253,892)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$24,362,750	$1,052,383

The accompanying notes are an integral part of these financial statements

TRICELL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2005 AND 2004
(Unaudited)

	2005	2004
SALES	$56,265,752	$4,308,161

COST OF SALES	55,487,564	4,229,964

GROSS PROFIT	778,188	78,197

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	560,156	600,544

INCOME (LOSS) FROM OPERATIONS	218,032	(522,347)

OTHER INCOME (EXPENSES)
Interest expense and other financing costs	(4,456)	(42,875)
Interest income	286	—

Total Other Income (Expenses)	(4,170)	(42,875)

INCOME (LOSS) BEFORE INCOME TAXES	213,862	(565,222)

INCOME TAX (EXPENSE) BENEFIT	(103,284)	86,976

NET INCOME (LOSS)	$110,578	$(478,246)

EARNING PER SHARE - BASIC AND DILUTED	$—	$(0.01)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - BASIC AND DILUTED	$93,726,031	$93,539,359

The accompanying notes are an integral part of these financial statements

TRICELL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2005 AND 2004
(Unaudited)

	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$110,578	$(478,246)
Adjustments to reconcile net income (loss) to net cash provided by (used) in operating activities:
Depreciation and amortization	7,189	40,520
Amortization of deferred compensation	157,504	—
Changes in operating assets and liabilities:
(Increase) decrease in:
Inventory	(1,488,027)	—
VAT receivable	(155,076)	1,395,449
Accounts receivable	(20,469,671)	(70,386)
Other receivables	(796,761)	—
Prepaid and other current assets	—	49,094
Increase (decrease) in:
Accounts payable and accrued expenses	22,057,121	(17,756)
Other current liabilities	(22,352)	—
Income taxes payable	103,284	(86,975)

Net Cash Provided By (Used in) Operating Activities	(496,211)	831,700

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of machinery and equipment	—	159,674
Cash paid in acquisition of ACL	—	(137,724)
Loans to third-parties	(166,555)	(450,743)
Loans to shareholder	—	(24,842)

Net Cash Provided by (Used In) Investing Activities	(166,555)	(453,635)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in line of credit	986,368	—
Repayment of long-term debt	—	(70,206)
Repayment of loan to third-parties	56,759	—

Net Cash Provided by (Used In) Financing Activities	1,043,127	(70,206)

NET INCREASE IN CASH	380,361	307,859

EFFECT OF EXCHANGE RATE ON CASH	101,499	1,865

CASH, BEGINNING OF PERIOD:	6	183,241

CASH, END OF PERIOD:	$481,866	$492,965

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid during the year	$—	$42,874

Income taxes paid during the year	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Shares issued as deferred compensation	$—	$315,010

The accompanying notes are an integral part of these financial statements

TRICELL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2005

(Unaudited)

NOTE 1 —      BASIS OF PRESENTATION

The condensed consolidated balance sheet as of March 31, 2005, the condensed consolidated statements of operations for the three months ended March 31, 2005 and 2004, and the condensed consolidated statements of cash flows for the three months ended March 31, 2005 and 2004 are unaudited. However, in the opinion of management, all adjustments (which include reclassifications and normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2005 and for all periods presented, have been made. The results of operations for the three-month period ended March 31, 2005 are not necessarily indicative of the operating results for the full year.

These condensed consolidated financial statements and notes are presented in accordance with rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the Company’s consolidated financial statements and notes thereto included in the Company’s December 31, 2004 Form 10-K.

PRINCIPLES OF CONSOLIDATION

The condensed consolidated financial statements include the accounts of Tricell, Inc. and Subsidiaries (the “Company”) and its wholly-owned subsidiaries, Tricell UK LTD, Tricell International LTD (formerly Tricell Limited), Tricell Distribution Limited, and Tricell Properties Limited. All significant inter-company balances and transactions have been eliminated.

REPORTING PERIOD

The accompanying condensed consolidated financial statements for the three months ended March 31, 2005 depict the results of operations and cash flows of Tricell, Inc. and all subsidiaries. The accompanying condensed consolidated financial statements for the three months ended March 31, 2004 depict the results of operations and cash flows of Tricell, Inc., Tricell UK LTD and Tricell International LTD for the three months ended March 31, 2004 and the results of operations and cash flows of Tricell Distribution Limited from February 9, 2004 (date of acquisition) to March 31, 2004.

TRICELL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2005

(Unaudited)

NOTE 2 —      LINE OF CREDIT

On February 28, 2005, Tricell Distribution (“the Borrower”) entered into a line of credit agreement with an unrelated third party (“the Lender”) for a maximum of $3,837,800 for the purpose of funding the purchase of mobile communication equipment. Upon receiving a written request stating the quantity of units to be purchased, purchase price, sale price, expected gross profit, and the expected date of resale, the Lender will advance the Borrower the required sum up to the maximum amount. Repayment of the loan principal is due upon completion of the sale of the equipment, and on that date, the Borrower must pay the Lender 50% of the gross profit from the resale of the equipment. For purposes of this agreement, gross profit is described as total sale price less total purchase price excluding applicable taxes.

Should the Borrower file for bankruptcy, the balance of the loan will become immediately due and payable with interest calculated at the Barclays Bank base rate.

As of March 31, 2005, the balance due the Lender was $979,611.

NOTE 3 —      COMMITMENTS AND CONTINGENCIES

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

While the Company continues to seek recovery of this VAT, based upon the Tribunal findings, recovery of the VAT associated with these transactions is uncertain. The Company did not provide for an allowance against VAT receivable as of March 31, 2005 and December 31, 2004.

TRICELL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2005

(Unaudited)

NOTE 4 —      RELATED PARTY TRANSACTIONS

As of December 31, 2002, the Company owed $1,643,395 to one of its shareholders. During 2003, the Company made several payments to the shareholder in repayment of the loan and inadvertently overpaid him, resulting in a receivable of $271,123 from the shareholder as of December 31, 2003. The balances as of March 31, 2005 and March 31, 2004, were $86,438 and $59,534, respectively.

NOTE 5 —      COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) includes net income (loss) and foreign currency translation adjustments, which are reported separately on the consolidated statements of stockholders’ equity in the Company Form 10-K.

	Three Months Ended
	March 31,
	2005	2004
Net Income (Loss)	$139,149	$(478,246)

Foreign currency translation adjustments, net of tax	71,082	69,638

Comprehensive income (loss)	$210,231	$(408,608)

TRICELL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2005

(Unaudited)

NOTE 6 —      SEGMENT REPORTING

The Company has only one reportable segment.

Net sales to customers in excess of 10% of net sales approximated the following during the three months ended March 31, 2005 and 2004:

3 Months Ended March 31,
2005	2004
77%	24%
—	22%
—	19%
—	11%

Net purchases from vendors in excess of 10% of total purchases approximated the following during the three months ended March 31, 2005 and 2004:

3 Months Ended March 31,
2005	2004
55%	30%
17%	25%
11%	18%

Revenues from the United Kingdom and other countries were as follows during the three months ended March 31, 2005 and 2004:

	3 Months Ended March 31,
	2005	2004
UK	$53,437,548	$2,956,479

Republic of Ireland	—	297,484
Germany	—	758,033
Luxemburg	—	296,165
Portugal	2,098,259	—
United States	729,945	—

Total Other countries	2,828,204	1,351,682

Total	$56,265,752	$4,308,161

The company has no long-lived assets outside of the United Kingdom.

TRICELL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2005

(Unaudited)

NOTE 7 —       RECENT ACCOUNTING PRONOUNCEMENTS

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

NOTE 8 —      SUBSEQUENT EVENTS

RESCISSION OF DISCOUNT-INTRANET SUPPLY CHANNEL (D-ISC)

On October 19, 2004, The Company announced the acquisition of Discount-Intranet Supply Channel (D-ISC), an online discounted shopping service for employee and affinity member benefits for a combination of cash and restricted stock. The agreement provided for $250,000 to be paid to D-ISC and $14,750,000 to be satisfied by the issue of the Company’s common stock. As of June 7, 2005 management had determined that D-ISC was in breach of the agreement and informed D-ISC of their desire to rescind the acquisition agreement.

The Company offered 5,900,000 shares of common stock in exchange for the full rescission and release of all claims under the Agreement and the Company would also rescind any and all rights to the D-ISC shares under the Agreement. D-ISC has not responded to the Company’s offer for rescission.

TRICELL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2005

(Unaudited)

NOTE 8 —       SUBSEQUENT EVENTS (CONTINUED)

BANKRUPTCY PROCEEDINGS

On April 7, 2005, Tricell UK LTD and Tricell International LTD filed for bankruptcy in the United Kingdom (High Courts of Justice Birmingham, Case numbers 2037 and 2088, respectively). In the bankruptcy filing, Tricell UK reported approximately $3,455,000 due to creditors and Tricell International LTD reported $1,100,000 due to creditors. The Court has assigned a receiver to oversee the operations of the companies, the liquidation of assets and the distributions to creditors.

Item 2. Management’s Discussion And Analysis of Financial Condition and Results of Operation

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

Development

     Our revenues increase significantly during the quarter ended March 31, 2005 as compared to the quarter ended March 31, 2004 as we restarted material trading operations in January. We are optimistic that we will be able to continue this momentum throughout the remainder of 2005 and hope to soon achieve and exceed our 2002 revenue levels.

     Our historic method of trading operations involved funding capital requirements from revenues generated. However, given the value added tax (“VAT”) issues we have encountered, we recently altered our mode of operations by conducting operations via our subsidiary, Tricell Distribution, and by executing a loan agreement, dated February 14, 2005, with Telco Invest Limited (“Telco”) establishing a line of credit of two million pounds. Since we use our capital to effect a constant turnover of goods, without this loan agreement in place and considering the amount of capital we have had frozen with the British Commissioners of Customs and Excise, as discussed more fully below, we would not have been able to restart material trading operations as we did in January 2005. This line of credit was essential to operations as it allows us to trade our products in the various markets we conduct business in. Any loans made to the Company under the line of credit will be repaid pursuant to the request for funding made by the Company to Telco. Additionally, as consideration for the Telco line of credit, we have agreed to a funding charge to be paid to Telco equal to 50% of net profit realized from the trading effected with this capital. Andre Salt, our Chief Executive Officer and largest shareholder, owns 50% of Telco, although he does not share in allocation of Telco profits from this relationship. We hope to be able to finance all capital trading operations from revenue created by the fourth quarter of 2005 and thereafter cease utilizing the Telco line of credit, as the cost of accessing the Telco line of credit is prohibitive.

     We have tentatively agreed to a mutual recission of our July 15, 2004 acquisition of Discount Intranet Supply Channel Limited (“D-ISC”). Our decision to rescind stemmed from D-ISC’s poor revenues and high expenses. We agreed to provide D-ISC with 20% of the shares they received in this acquisition, or 5.9 million shares, in exchange for their total release, which we expect to be consummated in the first week of July 2005.

Value-Added Tax

     Starting in the late stages of 2002 and continuing through 2003 and 2004, we experienced a sharp decline in our revenue and in our trading of mobile telephones and related accessories. This was due almost entirely to a United Kingdom Tribunal’s change of the regulatory regime involving VAT recoverability following a petition of the British Customs and Excise regulators. The principle of the VAT in the United Kingdom involves the application to goods and services of a general tax, currently 17.5%, on consumption exactly proportional to the price of goods and services, whatever the number of transactions which take place in the production and distribution process before the stage at which the tax is charged. On each transaction, VAT, calculated on the price of the goods or services, is chargeable after the deduction of the amount of VAT borne directly by the various cost components. In 2002, a United Kingdom Tribunal decided that product traders, such as Tricell, do not have a right to a refund of input VAT on goods which it then sold to companies outside the United Kingdom, when there was a defaulting trader or a trader using a hijacked VAT number in the chain of supply, even though the trader claiming the refund was in no way involved in, and had no knowledge of, the failure of the defaulting trader to fulfill its obligations. As a result of this policy, VAT refunds, to which we previously received on a monthly basis, were being frozen on order by HM Revenue & Customs. Since we use our capital to effect a constant turnover of goods, without VAT refunds we cannot engage in operations at maximum efficiency as we are not able to invest the VAT refund in capital acquisitions.

     In February 2005, the Advocate General of the United Kingdom (“AG”) overruled the United Kingdom Tribunal’s VAT interpretation, holding that VAT transactions are to be viewed as separate transactions, not one transaction encompassing numerous smaller transactions. VAT fraud concerns a series of consecutive activities, performed by a number of traders in a supply chain. It is an essential feature of the common system of VAT that VAT becomes chargeable on each transaction in a supply chain. The AG ruled that each transaction should be regarded on its own merits, the character of a particular transaction in the chain cannot be altered by earlier or subsequent events and misconduct by certain traders should not be allowed to penalize traders who were not involved: in misconduct, but happened to be in the supply chain. This interpretation has allowed us to once more confidently seek a VAT refund, which are now been received. However, the change in interpretation will not be permanent until the decision is backed by the European Court of Justice (“ECJ”). We anticipate the ECJ will issue its ruling in late 2005.

     Additionally, on January 28, 2005, we voluntarily requested that two of our wholly owned subsidiaries, Tricell UK Limited (“Tricell UK”) and Tricell International Limited (“Tricell Int”), both United Kingdom corporations, be placed into administration, which is the rough equivalent to Chapter 11 reorganization in the United States. We believe the likelihood of a new VAT regime allowing Tricell to once more claim its VAT refund will expedite the removal of our subsidiaries from administration. Further, Tricell intends to attempt to recoup the 800,000 English Pounds spent on the legal defense as related to VAT seizures as well as lost profits for the last 20 months in which our VAT refunds were denied.

Results of Operations

     The following discussion should be read in conjunction with the audited financial statements and notes thereto included in our annual report on Form 10-K for the fiscal year ended December 31, 2004. Comparisons made between reporting periods herein are for the three month periods ended March 31, 2005 as compared to the same period in 2004.

     We had net income of $110,578 for the quarter ended March 31, 2005 as compared to a net loss of $478,246 for the same quarter in 2004. Our sales revenue increased from $4,308,161 for the three months ended March 31, 2004 to $56,265,752 for the same period in 2005. The increase in sales revenue is mainly due to our renewal of business activities in the first quarter of 2005 following the release of the UK Advocate General’s opinion over a Customs & Excise ruling on the treatment of liability for Value-Added-Tax (“VAT”) upon intra-European transactions, as discussed above.

	2005	2004
Net Income (Loss)	$110,578	$(478,246)
Sales Revenue	$56,265,752	$4,308,161

     Additionally, our selling, general and administrative expenses decreased to $560,156 for the three months ended March 31, 2005 from $600,544 for the same period in 2004. This decrease is due to our increased focus on cost controls during the first quarter of 2005.

Expenses*	2005	2004
Selling, General & Administrative Expenses	$560,156	$600,544
Interest Expense	$4,456	$42,875

Total	$564,162	$643,419

*	Note that these expenses may not represent all actual expenditures in the above categories as a result of our ability to capitalize certain expenditures.

Liquidity and Capital Resources

     Cash provided by (used in) operating activities for the three months ended March 31, 2005 was $496,211 as compared to cash provided by operating activities for the same period of 2004 of $831,700. This change is mainly attributable to an increase in inventory of $(1,488,027) as compared to $0 in 2004, an increase in VAT receivable from $1,395,449 in 2004 to $(155,076) in 2005, an increase in accounts receivable from $(70,386) in 2004 to $(20,469,671) in 2005, an increase in other receivables from $0 in 2004 to $(769,761) in 2005 and a decrease in prepaid and other assets from $49,094 in 2004 to $0 in 2005.

	2005	2004
Cash Provided By (Used In) Operating Activities	$(496,211)	$831,700

     Cash used in investing activity decreased to $165,555 for the three months ended March 31, 2004 as compared to $453,635 for the same period in 2004. This is primarily attributable to a decrease in loans to third parties from $450,743 in quarter ended March 31, 2004 to 166,555 in quarter ended March 31, 2005.

	2005	2004
Cash Used In Investing Activity	$165,555	$453,635

     Cash provided by financing activities was $1,043,127 for the three months ended March 31, 2005 compared to cash used in financing activities of $70,206 for the three months ended March 31, 2004. The increased financing activity reflects a net increase in line of credit from Telco, as discussed more fully above.

	2005	2004
Cash Provided By (Used In) Financing Activity	$1,043,127	$(70,206)

     We believe we have sufficient cash to satisfy our operating requirements for twelve months. We have the ability to restrict our expenditures to the extent cash is not available to purchase our goods, which will then attempt to resell. We anticipate that our re-entry into the intra-European market as a result of the Customs & Excise ruling will increase expenses and, if operations are successful, revenues. If the cash reserves are not enough to satisfy our operating needs and we are unable to generate revenues, we will seek bank loans on favorable terms and/or sell additional shares of our equity securities to secure the cash required to conduct our business operations for the next twelve (12) months. During the next twelve months, we plan to offer key positions, which are currently vacant, to management personnel from the acquisition of Tricell, including but not limited to the position of Chief Financial Officer and Chief Operating Officer.

Contractual Obligations

Obligations under non-cancelable agreements at March 31, 2005 were as follows:

	Payments Due by Period
					More
		Less than		3-5	Than
	Total	One Year	1-3 Years	Years	5 Years
Long-Term Debt Obligations	$0	$0	$0	$0	$0
Capital Lease Obligations	$53,150	$53,150	0	—	—
Operating Lease Obligations	—	—	—	—	—
Purchase Obligations	—	—	—	—	—
Other Long-Term Liabilities Reflected on the Registrant’s Balance Sheet Under GAAP	—	—	—	—	—

Totals	$53,150	$53,150	0	0	$—

Off-Balance Sheet Arrangements

     As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structure finance or special purpose entities (“SPEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of March 31, 2005, we were not involved in any unconsolidated SPE transactions.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     Our major market risk is to changes in foreign currency exchange rates in the British Pound, which could impact our results of operations and financial condition. Foreign exchange risk arises from our exposure to fluctuations in foreign currency exchange rates because our reporting currency is the United States dollar. Management seeks to minimize the exposure to foreign currency fluctuations through natural internal offsets to the fullest extent possible. As of March 31, 2005, we had not engaged in any currency arbitrage or hedging activities, although we may in the future. Our debt is not subject to one measure of interest, therefore, the debt is somewhat diversified against interest rate increases.

Item 4. Controls and Procedures

     We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Exchange Act, as of the end of the period covered by this quarterly report. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report to provide reasonable assurance that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

     There were no changes in our internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

     The Company is not a party to any legal proceedings and is unaware of any pending or threatened legal proceedings. However, we are involved in a dispute, which is nearing resolution, over how much VAT tax refund we are entitled to, as more fully described herein. Additionally, the Company is in the process of negotiating with its former director, Tom Adams, a settlement regarding back pay claimed by Mr. Adams for services rendered.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits. Exhibits required to be attached by Item 601 of Regulation S-K are listed in the Index to Exhibits beginning on page 10 of this Form 10-Q, which is incorporated herein by reference.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 1st day of July, 2005.

Tricell, Inc.
/s/ Andre Salt
By: Andre Salt, Chief Executive Officer

INDEX TO EXHIBITS

EXHIBIT
NO.	DESCRIPTION
3(i)	Articles of Incorporation of the Company. (Incorporated by reference from the Company’s Form 10-SB12G, file number 000-50036, filed on October 11, 2002.)

3(ii)	Bylaws of the Company. (Incorporated by reference from the Company’s Form 10-SB12G, file number 000-50036, filed on October 11, 2002.)

10	Loan Agreement (Incorporated by reference from the Company’s Form 10- K, file number 000-50036, filed on June 10, 2005.)

31(i)	Certification of Chief Executive Officer and Principal Financial Officer of Tricell, Inc. under Section 302 of the Sarbanes-Oxley Act of 2002.

32(i)	Certification of Chief Executive Officer and Principal Financial Officer of Tricell, Inc. pursuant to 18 U.S.C. §1350