Form 10-Q/A
period 2005-03-31
TRICELL INC
filed 2005-08-22
CIK 1178156

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A
(Mark One)
☑ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2005.
☐ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____________________ to ___________________.
Commission file number: 0-50036
TRICELL, INC.
(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of	88-0504530 (I.R.S. Employer Identification Number)
incorporation or organization)
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
Yes ☑       No ☐
     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐       No ☑
     The number of shares of common stock outstanding as of August 12, 2005 was 94,795,877.

PART I — FINANCIAL INFORMATION
ITEM 1. Financial Statements

TRICELL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	Restated
	March 31,
	2005	December 31,
	(Unaudited)	2004

ASSETS

CURRENT ASSETS
Cash	$481,866	$6
Inventory	1,477,834	—
VAT receivable, net	196,626	43,691
Notes and loans receivable	1,128,454	57,798
Receivable from shareholder	58,063	59,534
Accounts receivable, net	20,820,941	503,939
Prepaid expenses and other current assets	78,726	256,809

Total Current Assets	24,242,510	921,777

MACHINERY AND EQUIPMENT, NET	49,777	53,542

INTELLECTUAL PROPERTY, NET	70,463	77,064

TOTAL ASSETS	$24,362,750	$1,052,383

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Income taxes payable	$2,873,825	$2,888,672
Accounts payable	23,074,577	1,163,701
Accrued expenses and other current liabilities	1,202,484	1,253,902
Line of credit	1,222,002	—

Total Current Liabilities	28,372,888	5,306,275

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock	93,753	93,753
Additional paid-in capital	314,757	314,757
Retained deficit	(4,701,696)	(4,833,911)
Accumulated other comprehensive income	440,554	368,391
Deferred compensation	(157,506)	(196,882)

Total Stockholders’ Equity (Deficit)	(4,010,138)	(4,253,892)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$24,362,750	$1,052,383

The accompanying notes are an integral part of these financial statements

TRICELL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2005 AND 2004
(Unaudited)

	Restated
	2005	2004

SALES	$56,266,926	$4,308,161

COST OF SALES	55,488,722	4,229,964

GROSS PROFIT	778,204	78,197

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	560,161	600,544

INCOME (LOSS) FROM OPERATIONS	218,043	(522,347)

OTHER INCOME (EXPENSES)
Interest expense and other financing costs	(248,524)	(42,875)
Interest income	286	—

Total Other Income (Expenses)	(248,238)	(42,875)

INCOME (LOSS) BEFORE INCOME TAXES	(30,195)	(565,222)

INCOME TAX (EXPENSE) BENEFIT	(56,913)	86,976

NET INCOME (LOSS)	$(87,108)	$(478,246)

EARNING PER SHARE — BASIC AND DILUTED	$—	$(0.01)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING — BASIC AND DILUTED	93,726,031	93,539,359

The accompanying notes are an integral part of these financial statements

TRICELL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2005 AND 2004
(Unaudited)

	Restated
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(87,108)	$(478,246)
Adjustments to reconcile net income (loss) to net cash provided by (used) in operating activities:
Depreciation and amortization	7,189	40,520
Amortization of deferred compensation	157,504	—
Changes in operating assets and liabilities:
(Increase) decrease in:
Inventory	(1,488,027)	—
VAT receivable	(155,076)	1,395,449
Accounts receivable	(20,469,671)	(70,386)
Other receivables	(796,761)	—
Prepaid and other current assets	—	49,094
Increase (decrease) in:
Accounts payable and accrued expenses	22,057,121	(17,756)
Other current liabilities	(22,352)	—
Income taxes payable	56,912	(86,975)

Net Cash Provided By (Used) in Operating Activities	(740,269)	831,700

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of machinery and equipment	—	159,674
Cash paid in acquisition of ACL	—	(137,724)
Loans to third-parties	(166,555)	(450,743)
Loans to shareholder	—	(24,842)

Net Cash Provided By (Used In) Investing Activities	(166,555)	(453,635)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in line of credit	1,230,431	—
Repayment of long-term debt	—	(70,206)
Repayment of loan to third-parties	56,759	—

Net Cash Provided by (Used) In Financing Activities	1,287,190	(70,206)

NET INCREASE IN CASH	380,366	307,859

EFFECT OF EXCHANGE RATE ON CASH	101,494	1,865

CASH, BEGINNING OF PERIOD:	6	183,241

CASH, END OF PERIOD:	$481,866	$492,965

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid during the year	$—	$42,875

Income taxes paid during the year	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Shares issued as deferred compensation	$—	$315,010

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

PRINCIPLES OF CONSOLIDATION

The condensed consolidated financial statements include the accounts of Tricell, Inc. and Subsidiaries (the “Company”) and its wholly-owned subsidiaries, Tricell UK LTD, Tricell International LTD (formerly Tricell Limited), Tricell Distribution Limited, and Tricell Properties Limited. All significant intercompany balances and transactions have been eliminated.

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

TRICELL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2005
(Unaudited)

NOTE 2 -	LINE OF CREDIT

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

Should the Borrower file for bankruptcy, the balance of the loan will become immediately due and payable with interest calculated at the Barclays Bank base rate. As of March 31, 2005, the balance due the Lender was $1,222,002.

NOTE 3 -	COMMITMENTS AND CONTINGENCIES

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

TRICELL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2005
(Unaudited)

NOTE 4 -	RELATED PARTY TRANSACTIONS

As of December 31, 2002, the Company owed $1,643,395 to one of its shareholders. During 2003, the Company made several payments to the shareholder in repayment of the loan and inadvertently overpaid him, resulting in a receivable of $271,123 from the shareholder as of December 31, 2003. The balances as of March 31, 2005 and March 31, 2004, were $58,063 and $303,100, respectively.

NOTE 5 -	COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) includes net income (loss) and foreign currency translation adjustments, which are reported separately on the consolidated statements of stockholders’ equity in the Company Form 10-K.

	Three Months Ended
	March 31,
	2005	2004

Net Income (Loss)	$(87,108)	$(478,246)

Foreign currency translation adjustments, net of tax	72,163	69,638

Comprehensive income (loss)	$(14,945)	$(408,608)

TRICELL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2005
(Unaudited)

NOTE 6 -	SEGMENT REPORTING

The Company has only one reportable segment.

Net sales to customers in excess of 10% of net sales approximated the following during the three months ended March 31, 2005 and 2004:

3 Months Ended March 31,
2005	2004

77%	24%
—	22%
—	19%
—	11%

Net purchases from vendors in excess of 10% of total purchases approximated the following during the three months ended March 31, 2005 and 2004:

3 Months Ended March 31,
2005	2004
55%	30%
17%	25%
11%	18%

Revenues from the United Kingdom and other countries were as follows during the three months ended March 31, 2005 and 2004:

	3 Months Ended March 31,
	2005	2004

UK	$53,438,722	$2,956,479

Republic of Ireland	—	297,484
Germany	—	758,033
Luxemburg	—	296,165
Portugal	2,098,259	—
United States	729,945	—

Total Other countries	2,828,204	1,351,682

Total	$56,266,926	$4,308,161

The company has no long-lived assets outside of the United Kingdom.

TRICELL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2005
(Unaudited)

NOTE 7 -	RECENT ACCOUNTING PRONOUNCEMENTS

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

NOTE 8 -	SUBSEQUENT EVENTS

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

TRICELL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2005
(Unaudited)

NOTE 8 -	SUBSEQUENT EVENTS (CONTINUED)

BANKRUPTCY PROCEEDINGS

On April 7, 2005, Tricell UK LTD and Tricell International LTD filed for bankruptcy in the United Kingdom (High Courts of Justice Birmingham, Case numbers 2037 and 2088, respectively). In the bankruptcy filing, Tricell UK LTD reported approximately $3,455,000 due to creditors and Tricell International LTD reported $1,100,000 due to creditors. The Court has assigned a receiver to oversee the operations of the companies, the liquidation of assets and the distributions to creditors.

NOTE 9 -	RESTATEMENT

The Company has restated its previously issued condensed consolidated financial statements to correct the interest expense for the three months ended March 31, 2005. The Company subsequently identified an interest payment made to the line of credit (Note 2) for monies borrowed during the three months ended March 31, 2005; accordingly, in the restatement, the line of credit payable was increased by $242,391, which had the effect of increasing the amount of the interest expense by the same.

A summary of the effects of the restatement is as follows:

	Three Months Ended
	March 31, 2005
	As previously reported	As restated
Interest expense	$4,456	$248,524
Net income (loss)	$110,578	$(87,108)
Earnings (loss) per share
Basic	$—	$—
Diluted	$—	$—

NOTE 10 -	GOING CONCERN CONSIDERATIONS

The accompanying condensed consolidated financial statements have been presented assuming the continuity of the Company as a going concern. However, the Company has incurred substantial losses resulting in an accumulated deficit of $4,701,696 as of March 31, 2005.

TRICELL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2005
(Unaudited)

NOTE 9 -	GOING CONCERN CONSIDERATIONS (CONTINUED)

On January 28, 2005 two of the Company’s operating subsidiaries, Tricell UK LTD and Tricell International LTD filed for bankruptcy in the United Kingdom. The subsidiaries represent a substantial portion of the Company’s operations. As a result of the bankruptcies, there are uncertainties regarding the realizable value of assets on a liquidation basis, the amount which will ultimately be paid to settle liabilities and operations as a result of the plan or reorganization. The uncertainties related to the bankruptcies, combined with a negative ratio of current assets to current liabilities and retained deficit in equity raise substantial doubts about the Company’s ability to continue as a going concern.

Management plans with regards to this issue are as follows:

Two of the Companies subsidiaries filed for bankruptcy to protect its assets from creditors and because of the United Kingdom’s Customs and Excise Department’s policy of seizing and freezing claimed Value Added Tax refunds on mobile telephone export (see note 3). During the administration process the Company will remain in possession of their assets and properties, with the administrator operating their business and managing their assets. At the end of the administration management intends to regain all operational responsibilities.

The Company has established a short-term financing arrangement for the purpose of funding purchases of product for resale (see note 2). This debt agreement will allow the Company to significantly increase sales through new sales sources and thereby increasing necessary cash flow.

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
Development
     Our revenues increased significantly during the quarter ended March 31, 2005 as compared to the quarter ended March 31, 2004 as we restarted material trading operations in January. We are optimistic that we will be able to continue this momentum throughout the remainder of 2005 and hope to soon achieve and exceed our 2002 revenue levels.
     Our historic method of trading operations involved funding capital requirements from revenues generated. However, given the value added tax (“VAT”) issues we have encountered, we recently altered our mode of operations by conducting operations via our subsidiary, Tricell Distribution, and by executing a loan agreement, dated February 14, 2005, with Telco Invest Limited (“Telco”) establishing a line of credit of $3,837,800. Since we use our capital to effect a constant turnover of goods, without this loan agreement in place and considering the amount of capital we have had frozen with the British Commissioners of Customs and Excise, as discussed more fully below, we would not have been able to restart material trading operations as we did in January 2005. This line of credit was essential to operations as it allows us to trade our products in the various markets we conduct business in. Any loans made to the Company under the line of credit will be repaid pursuant to the request for funding made by the Company to Telco. Additionally, as consideration for the Telco line of credit, we have agreed to a funding charge to be paid to Telco equal to 50% of gross profit realized from the trading effected with this capital. Andre Salt, our Chief Executive Officer has divested his entire Telco stock ownership position, in addition tendering his resignation from Telco’s board of directors. We hope to be able to finance all capital trading operations from revenue created by the fourth quarter of 2005 and thereafter cease utilizing the Telco line of credit, as the cost of accessing the Telco line of credit is prohibitive.
     We have tentatively agreed to a mutual recission of our July 15, 2004 acquisition of Discount Intranet Supply Channel Limited (“D-ISC”). Our decision to rescind stemmed from D-ISC’s poor revenues and high expenses. We agreed to provide D-ISC with 20% of the shares they received in this acquisition, or 5.9 million shares, in exchange for their total release, which we expect to be consummated by the end of August 2005.
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
     We had a net loss of $87,108 for the quarter ended March 31, 2005 as compared to a net loss of $478,246 for the same quarter in 2004. Our sales revenue increased from $4,308,161 for the three months ended March 31, 2004 to $56,266,926 for the same period in 2005. The increase in sales revenue is mainly due to our renewal of business activities in the first quarter of 2005 following the release of the UK Advocate General’s opinion over a Customs & Excise ruling on the treatment of liability for Value-Added-Tax (“VAT”) upon intra-European transactions, as discussed above.

	2005	2004
Net Income (Loss)	$(87,108)	$(478,246)
Sales Revenue	$56,266,926	$4,308,161
     Additionally, our selling, general and administrative expenses decreased to $560,161 for the three months ended March 31, 2005 from $600,544 for the same period in 2004. This decrease is due to our increased focus on cost controls during the first quarter of 2005. However, we incurred a greater interest expense of $248,524 for the quarter ended March 31, 2005, compared to $42,875 for same period in 2004. This increased expense is directly related to our line of credit financing relationship with Telco Invest, as discussed above.

Expenses*	2005	2004
Selling, General & Administrative Expenses	$560,161	$600,544
Interest Expense	$248,524	$42,875

Total	$808,685	$643,419

*	Note that these expenses may not represent all actual expenditures in the above categories as a result of our ability to capitalize certain expenditures.

Liquidity and Capital Resources
Cash Provided By (Used In) Operating Activities
     Our principal source of short term liquidity is operating cash flow and our line of credit with Telco Invest. A substantial decrease in revenues or our line of credit could impact the funds from operating cash flow and jeopardize our ability to meet our current operations. Cash used in operating activities for the three months ended March 31, 2005 was $740,269 as compared to $831,700 provided by operating activities for the same period of 2004. This change is mainly attributable to an increase in inventory of $1,488,027 as compared to $0 in 2004 as well as changes in accounts receivable from $(70,386) in 2004 to $(20,469,671) on March 31, 2005, and VAT receivable, from $1,395,449 in 2004 to $(155,076) on March 31, 2005. The increase in accounts receivable was offset by similar increases in accounts payable and accrued expenses.

	2005	2004
Cash Provided By (Used In) Investing Activities	$(740,269)	$831,700
     Cash used in investing activity decreased to $166,555 for the three months ended March 31, 2005 as compared to $453,635 for the same period in 2004. This is primarily attributable to a decrease in loans to third parties from $450,743 in quarter ended March 31, 2004 to 166,555 in quarter ended March 31, 2005, as well as a decrease in proceeds from sale of machinery and equipment and cash paid in the ACL acquisition.

	2005	2004
Cash Provided By (Used In) Financing Activities	$165,555	$453,635
     Cash provided by financing activities was $1,287,190 for the three months ended March 31, 2005 compared to cash used in financing activities of $70,206 for the three months ended March 31, 2004. The increased financing activity reflects a net increase in line of credit from Telco, as discussed more fully above, from $0 in 2004 to $1,230,431 on March 31, 2005.

2005	2004
$1,287,190	$(70,206)
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

SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 22nd day of August, 2005.

Tricell, Inc.
/s/ Andre Salt

By: Andre Salt, Chief Executive Officer and Principal Financial Officer

INDEX TO EXHIBITS

EXHIBIT
NO.	DESCRIPTION
3(i)	Articles of Incorporation of the Company. (Incorporated by reference from the Company’s Form 10-SB12G, file number 000-50036, filed on October 11, 2002.)

3(ii)	Bylaws of the Company. (Incorporated by reference from the Company’s Form 10-SB12G, file number 000-50036, filed on October 11, 2002.)

10	Loan Agreement (Incorporated by reference from the Company’s Form 10-K, file number 000-50036, filed on June 10, 2005.)

31(i)	Certification of Chief Executive Officer and Principal Financial Officer of Tricell, Inc. under Section 302 of the Sarbanes-Oxley Act of 2002.

32(i)	Certification of Chief Executive Officer and Principal Financial Officer of Tricell, Inc. pursuant to 18 U.S.C. §1350