Form 10-Q
period 2005-06-30
TRICELL INC
filed 2005-08-22
CIK 1178156

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2005.

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .
Commission file number: 0-50036
TRICELL, INC.
(Exact name of registrant as specified in its charter)

Nevada	88-0504530

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
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
Yes ☑ No ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☐
     The number of shares of common stock outstanding as of August 12, 2005 was 94,795,877.

PART I – FINANCIAL INFORMATION
ITEM 1. Financial Statements

TRICELL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,
	2005	December 31,
	(Unaudited)	2004

ASSETS

CURRENT ASSETS
Cash	$1,400,893	$6
VAT receivable, net	190,870	43,691
Notes and loans receivable	473,300	57,798
Receivable from shareholder	90,928	59,534
Accounts receivable, net	27,178,649	503,939
Prepaid expenses and other current assets	238,843	256,809

Total Current Assets	29,573,483	921,777

MACHINERY AND EQUIPMENT, NET	159,842	53,542

INTELLECTUAL PROPERTY, NET	63,170	77,064

GOODWILL	46,287	—

TOTAL ASSETS	$29,842,782	$1,052,383

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Income taxes payable	$2,735,040	$2,888,672
Accounts payable	28,846,452	1,163,701
Accrued expenses and other current liabilities	2,045,676	1,253,902
Mortgage payable, short-term	226,705	—

Total Current Liabilities	33,853,873	5,306,275

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock	94,753	93,753
Additional paid-in capital	343,757	314,757
Retained deficit	(4,881,019)	(4,833,911)
Accumulated other comprehensive income	549,548	368,391
Deferred compensation	(118,130)	(196,882)

Total Stockholders’ Equity (Deficit)	(4,011,091)	(4,253,892)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$29,842,782	$1,052,383

See accompanying notes to condensed consolidated financial statements.

TRICELL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 2005 AND 2004
(Unaudited)

	2005	2004

SALES	$220,508,455	$4,467,745

COST OF SALES	219,100,603	4,267,267

GROSS PROFIT	1,407,852	200,478

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	651,866	1,388,540

INCOME (LOSS) FROM OPERATIONS	755,986	(1,188,062)

OTHER INCOME (EXPENSES):
Interest income	33	—
Interest expense and other financing costs	(847,338)	(69,329)

TOTAL OTHER INCOME (EXPENSES)	(847,305)	(69,329)

LOSS BEFORE INCOME TAXES	(91,319)	(1,257,391)

INCOME TAX BENEFIT	16,389	193,774

NET LOSS	$(74,930)	$(1,063,617)

LOSS PER SHARE — BASIC AND DILUTED	$—	$(0.01)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING — BASIC AND DILUTED	93,753,020	93,753,020

See accompanying notes to condensed consolidated financial statements.

TRICELL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
SIX MONTHS ENDED JUNE 30, 2005 AND 2004
(Unaudited)

	2005	2004

SALES	$276,775,381	$8,775,906

COST OF SALES	274,589,325	8,497,231

GROSS PROFIT	2,186,056	278,675

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	1,216,483	1,989,084

INCOME (LOSS) FROM OPERATIONS	969,573	(1,710,409)

OTHER INCOME (EXPENSES):
Interest income	319	—
Interest expense and other financing costs	(1,091,406)	(112,204)

TOTAL OTHER INCOME (EXPENSES)	(1,091,087)	(112,204)

LOSS BEFORE INCOME TAXES	(121,514)	(1,822,613)

INCOME TAX (EXPENSE) BENEFIT	(40,524)	280,750

NET LOSS	$(162,038)	$(1,541,863)

LOSS PER SHARE — BASIC AND DILUTED	$—	$(0.02)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING — BASIC AND DILUTED	93,753,020	93,684,142

See accompanying notes to condensed consolidated financial statements.

TRICELL , INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2005 AND 2004
(Unaudited)

	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(162,038)	$(1,541,863)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	19,128	81,916
Amortization of deferred compensation	196,880	39,376
Bad debt	72,457	—
Changes in operating assets and liabilities:
(Increase) decrease in:
VAT receivable	(154,318)	1,076,104
Accounts receivable	309,859	80,239
Other receivables	110,433	—
Prepaid and other current assets	(4,802)	119,857
Increase (decrease) in:
Accounts payable and accrued expenses	9,968	387,229
Other current liabilities	129,699	(193,345)
Income taxes payable	39,486	(295,000)

Net Cash Provided By (Used in) Operating Activities	566,752	(245,487)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of machinery and equipment	(62,305)	—
Proceeds from sale of machinery and equipment	—	143,215
Cash paid in acquisition of ACL Distribution	—	(135,634)
Cash paid in acquisition of ACE Telecom	1,090,900	—
Loans to shareholder	(31,394)	—
Loans to third-parties	(175,764)	—

Net Cash Provided by Investing Activities	821,437	7,581

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of loans to shareholder	—	275,689
Repayment of loans to third parties	55,724	—
Loans from shareholder	—	61,147
Repayment of long-term debt	—	(72,253)

Net Cash Provided by Financing Activities	55,724	264,583

NET INCREASE IN CASH	1,443,913	26,677

EFFECT OF EXCHANGE RATE ON CASH	(43,026)	9,680

CASH, BEGINNING OF PERIOD	6	183,241

CASH, END OF PERIOD	$1,400,893	$219,598

SUPPLEMENTAL DISCLOSURE OF CASH
FLOWS INFORMATION:
Interest paid during the period	$1,086,953	$111,552

Income taxes paid during the period	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH
INVESTING AND FINANCING ACTIVITIES:
253,020 shares issued for deferred compensation		$315,010

1,000,000 shares of common stock issued for the acquisition of ACE Telecom	$30,000

See accompanying notes to condensed consolidated financial statements.

TRICELL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2005
(Unaudited)

NOTE 1 —	BASIS OF PRESENTATION
The condensed consolidated balance sheet as of June 30, 2005, the condensed consolidated statements of operations for the three months and six months ended June 30, 2005 and 2004, and the condensed consolidated statements of cash flows for the six months ended June 30, 2005 and 2004 are unaudited. However, in the opinion of management, all adjustments (which include reclassifications and normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2005 and for all periods presented, have been made. The results of operations for the three-month and six-month period ended June 30, 2005 are not necessarily indicative of the operating results for the full year.
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
PRINCIPLES OF CONSOLIDATION
The condensed consolidated financial statements include the accounts of Tricell, Inc. and Subsidiaries (the “Company”) and its wholly-owned subsidiaries, Tricell UK LTD, Tricell International LTD (formerly Tricell Limited), Tricell Distribution Limited, Tricell Properties Limited, ACE Telecom, and ACE Telecom Trading. All significant intercompany balances and transactions have been eliminated.
REPORTING PERIOD
The accompanying condensed consolidated financial statements for the three months and six months ended June 30, 2005 depict the results of operations and cash flows of Tricell, Inc. and all subsidiaries. The accompanying condensed consolidated financial statements for the three months and six months ended June 30, 2004 depict the results of operations and cash flows of Tricell, Inc., Tricell UK LTD and Tricell International LTD for the three months and six months ended June 30, 2004 and the results of operations and cash flows of Tricell Distribution Limited from February 9, 2004 (date of acquisition) to June 30, 2004.

TRICELL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2005
(Unaudited)

NOTE 2 –	ACQUISITIONS
ACQUISITION OF ACE TELECOM LIMITED AND SUBSIDIARY
On June 30, 2005, the Company executed a Sale Agreement with ACE Telecom Limited (“ACE”), and its wholly owned subsidiary, ACE Telecom Trading Limited. Pursuant to the Agreement, the Company acquired all of the issued and outstanding capital stock of ACE, in aggregate, in exchange for 1,000,000 shares of the Company’s common stock. The 1,000,000 were valued at $30,000 based on the price of $.03 on the date of acquisition. Pursuant to the Agreement, all of the issued and outstanding capital stock of ACE immediately prior to closing was transferred to the Company by the Shareholders, who in exchange received the Shares in a pro rata manner. As a result, ACE became a wholly-owned subsidiary of the Company.
The following table sets forth the preliminary allocation of the purchase price to ACE’s tangible and intangible assets acquired and liabilities assumed as of January 1, 2005:

Cash	$1,059,961
Accounts receivable, net	27,069,017
Other receivables	406,080
Prepaid expenses and other current assets	6,371
Fixed assets	58,708
Goodwill	46,287
Accounts payable	(27,806,866)
Accrued expenses and other current liabilities	(592,229)
Income tax payable	9,376
Mortgage payable	(226,705)

Total	$30,000

TRICELL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2005
(Unaudited)

NOTE 2 –	ACQUISITIONS, CONTINUED
PRO-FORMA RESULTS OF OPERATIONS
The following sets forth the Company’s results of operations for the six months and three months ended June 30, 2005 as if the acquisitions had taken place on January 1, 2004:

	SIX MONTHS ENDED JUNE 30,
	2005	2004
Revenues	$352,098,638	$56,730,480

Net Income	$(318,544)	$(1,637,352)

Earnings per share
Basic	$—	$(0.02)
Diluted	$—	$(0.02)

	THREE MONTHS ENDED JUNE 30,
	2005	2004
Revenues	$295,143,017	$52,055,761

Net Income	$(230,005)	$(1,158,376)

Earnings per share
Basic	$—	$(0.01)
Diluted	$—	$(0.01)

NOTE 3 –	LINE OF CREDIT
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

TRICELL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2005
(Unaudited)

NOTE 3 –	LINE OF CREDIT (CONTINUED)
Should the Borrower file for bankruptcy, the balance of the loan will become immediately due and payable with interest calculated at the Barclays Bank base rate.
As of June 30, 2005, there was no balance due the Lender.

NOTE 4 –	COMMITMENTS AND CONTINGENCIES
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
While the Company continues to seek recovery of this VAT, based upon the Tribunal findings, recovery of the VAT associated with these transactions is uncertain. The Company did not provide for an allowance against VAT receivable as of June 30, 2005 and December 31, 2004.
GUARANTEES
At June 30, 2005, the Company was a guarantor on a lease entered into by ACE Telecom for rental of its premises to an unrelated third party. The lease requires monthly payments of approximately $4,500. This guarantee would require the Company to make timely rental payments to the unrelated third party in the event ACE is unable to do so.

NOTE 5 –	RELATED PARTY TRANSACTIONS
As of December 31, 2002, the Company owed $1,643,395 to one of its shareholders. During 2003, the Company made several payments to the shareholder in repayment of the loan and inadvertently overpaid him, resulting in a receivable of $271,123 from the shareholder as of December 31, 2003. The balances as of June 30, 2005 and December 31, 2004, were $90,928 and $59,534, respectively.

TRICELL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2005
(Unaudited)

NOTE 6 –	COMPREHENSIVE INCOME (LOSS)
Comprehensive income (loss) includes net income (loss) and foreign currency translation adjustments, which are reported separately on the consolidated statements of stockholders’ equity in the Company Form 10-K.

	Three Months Ended		Six Months Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Net Income (Loss)	$(74,930)	$(1,063,617)	$(162,038)	$(1,541,863)

Foreign currency translation adjustments, net of tax	108,994	(23,216)	181,157	46,422

Comprehensive income (loss)	$34,064	$(1,086,833)	$19,119	$(1,495,441)

NOTE 7 —	SEGMENT REPORTING
The Company has only one reportable segment.
Net sales to customers in excess of 10% of net sales approximated the following during the three months and six months ended June 30, 2005 and 2004:

Three Months Ended June 30,		Six Months Ended June 30,
2005	2004	2005	2004
49%	43%	39%	21%
33%	33%	26%	16%
16%	15%	16%	12%
-	-	13%	11%
-	-	-	10%

TRICELL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2005
(Unaudited)

NOTE 7 —	SEGMENT REPORTING (CONTINUED)
Net purchases from vendors in excess of 10% of total purchases approximated the following during the three months and six months ended June 30, 2005 and 2004:

Three Months Ended June 30,		Six Months Ended June 30,
2005	2004	2005	2004
47% 32% 17% -	44% 23% 12% -	39% 26% 13% 11%	21% 20% 15% 12%
Revenues from the United Kingdom and other countries were as follows during the three months and six months ended June 30, 2005 and 2004:

	Three Months Ended June 30,
	2005	2004
UK	$111,037,238	$53,438,722

Republic of Ireland	—	—
Germany	—	—
Spain	74,540,275	—
Portugal	34,928,646	2,098,259
United States	2,296	729,945

Total Other countries	109,471,217	2,828,204

Total	$220,508,455	$56,266,926

TRICELL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2005
(Unaudited)

NOTE 7 —	SEGMENT REPORTING (CONTINUED)

	Six Months Ended June 30,
	2005	2004
UK	$165,009,628	$3,915,625
Republic of Ireland	—	297,484
Denmark	—	1,787,653
Netherlands	—	1,348,406
Germany	—	758,033
Luxemburg	—	296,165
United Arab Emirates	—	372,541
United States	725,572	—
Portugal	75,228,099	—
Spain	37,329,981	—

Total Other countries	113,283,652	4,860,281

Total	$278,293,280	$8,775,906

The company has no long-lived assets outside of the United Kingdom.

NOTE 8 –	RECENT ACCOUNTING PRONOUNCEMENTS
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

TRICELL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2005
(Unaudited)

NOTE 8 –	RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)
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

NOTE 9 –	GOING CONCERN CONSIDERATIONS
The accompanying condensed consolidated financial statements have been presented assuming the continuity of the Company as a going concern. However, the Company has incurred substantial losses resulting in an accumulated deficit of $4,881,019 as of June 30, 2005.
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
Management plans with regards to this issue are as follows:
The Company filed for bankruptcy to protect its assets from creditors and because of the United Kingdom’s Customs and Excise Department’s policy of seizing and freezing claimed Value Added Tax refunds on mobile telephone export (see note 4). During the administration process the Company will remain in possession of their assets and properties, with the administrator operating their business and managing their assets. At the end of the administration management intends to regain all operational responsibilities.
The Company has established a short-term financing arrangement for the purpose of funding purchases of product for resale (see note 3). This debt agreement will allow

TRICELL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2005
(Unaudited)

NOTE 9 –	GOING CONCERN CONSIDERATIONS (CONTINUED)
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
Development
     Our revenues increased significantly during the quarter and six months ended June 30, 2005 as compared to the quarter ended June 30, 2004 as we restarted material trading operations in January 2005. We are optimistic that we will be able to continue this momentum throughout the remainder of 2005 and hope to soon achieve and exceed our 2002 revenue levels.
     Our historic method of trading operations involved funding capital requirements from revenues generated. However, given the value added tax (“VAT”) issues we have encountered, as more fully discussed below, we recently altered our mode of operations by conducting operations via our subsidiary, Tricell Distribution, and by executing a loan agreement, dated February 14, 2005, with Telco Invest Limited (“Telco”) establishing a line of credit of $3,837,800. Since we use our capital to effect a constant turnover of goods, and considering the amount of capital we have had frozen with the British Commissioners of Customs and Excise, without this loan agreement in place we would not have been able to restart material trading operations as we did in January 2005. Additionally, as consideration for the Telco line of credit, we have agreed to a funding charge to be paid to Telco equal to 50% of gross profit realized from the trading effected with this capital. Andre Salt, our Chief Executive Officer, has divested his entire Telco stock ownership position, in addition to tendering his resignation from Telco’s board of directors. We hope to be able to finance all capital trading operations from revenue created by the fourth quarter of 2005 and thereafter cease utilizing the Telco line of credit, as the cost of accessing the Telco line of credit is prohibitive.
     We have tentatively agreed to a mutual recission of our July 15, 2004 acquisition of Discount Intranet Supply Channel Limited (“D-ISC”). Our decision to rescind stemmed from D-ISC’s poor revenues and high expenses. We agreed to provide D-ISC with 20% of the shares they received in this acquisition, or 5.9 million shares, in exchange for their total release, which we expect to be consummated no later than September 2005.
     On June 30, 2005, we acquired all of the outstanding common stock of Ace Telecom Limited (“Ace”) in exchange for one million (1,000,000) shares (“Shares”) of our common stock. The Company believes Ace, with its extensive customer base in the telecommunications industry, will reinforce the Company’s wholesale trading and distribution business.
Value-Added Tax (VAT)
     Starting in the late stages of 2002 and continuing through 2003 and 2004, we experienced a sharp decline in our trading of mobile telephones and related accessories and consequently our revenue. This decline was due almost entirely to a United Kingdom Tribunal’s change of the regulatory regime involving VAT recoverability following a petition of the British Customs and Excise regulators. The principle of the VAT in the United Kingdom involves the application to goods and services of a general tax, currently 17.5%, on consumption exactly proportional to the price of goods and services. On each sale and purchase of goods, VAT is calculated on the price of the goods and is chargeable after the deduction of the amount of VAT borne directly by the various cost components. In 2002, a United Kingdom Tribunal decided that product traders, such as Tricell, do not have a right to a refund of input VAT on goods which it then sold to companies outside the United Kingdom when there was a defaulting trader or a trader using a inappropriate VAT number in the chain of supply, even though the trader claiming the refund was in no way involved in, and had no knowledge of, the failure of the defaulting trader to fulfill its obligations. As a result of this policy, VAT refunds, to which we previously received on a monthly basis, were being frozen on order by HM Revenue & Customs. Since we use our capital to effect a constant turnover of goods, without VAT refunds again equal to 17.5% of revenue, we could not engage in operations at maximum efficiency.
     In February 2005, the Advocate General of the United Kingdom (“AG”) overruled the United Kingdom Tribunal’s VAT interpretation, holding that VAT transactions are to be viewed as separate transactions, not one transaction encompassing numerous smaller transactions. VAT fraud concerns a series of consecutive activities, performed by a number of traders in a supply chain. It is an essential feature of the common system of VAT that VAT becomes chargeable on each transaction in a supply chain. The AG ruled that each transaction should be regarded on its own merits, the character of a particular transaction in the chain cannot be altered by earlier or subsequent events and misconduct by certain traders should not be allowed to penalize traders who were not involved in misconduct, but happened to be in the supply chain. This interpretation has allowed us to once more confidently seek a VAT refund. However, the change in interpretation will not be permanent until the decision is backed by the European Court of Justice (“ECJ”). We anticipate the ECJ will issue its ruling in late 2005.
     Additionally, on January 28, 2005, we voluntarily requested that two of our wholly owned subsidiaries, Tricell UK Limited (“Tricell UK”) and Tricell International Limited (“Tricell Int”), both United Kingdom corporations, be placed into administration, which is the rough equivalent to Chapter 11 reorganization in the United States. We believe the likelihood of a new VAT regime allowing Tricell to once more claim its VAT refund will expedite the removal of our subsidiaries from administration. Further, Tricell intends to attempt to recoup the £ 800,000 English Pounds spent on the legal defense as related to VAT seizures as well as lost profits for the last 20 months in which our VAT refunds were denied.
Results of Operations
SIX MONTHS ENDED JUNE 30, 2005 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2004
     The following discussion should be read in conjunction with the audited financial statements and notes thereto included in our annual report on Form 10-K for the fiscal year ended December 31, 2004. Comparisons made between reporting periods herein are for the six month period ended June 30, 2005 as compared to the same period in 2004.
     We had a net loss of $74,930 for the six months ended June 30, 2005 as compared to a net loss of $1,541,863 for the same period in 2004. Our sales revenue increased materially to $276,775,381 for the six months ended June 30, 2005 from $8,775,906 for the same period in 2004. The increase in sales revenue is due to our resumption of material business activities in the first quarter of 2005 while we awaited the outcome of a Customs & Excise ruling on the treatment of liability for Value-Added-Tax (“VAT”) upon intra-European transactions.

	2005	2004
Net Income (Loss)	$(74,930)	$(1,541,863)
Sales Revenue	$276,775,381	$8,775,906
     Additionally, our selling, general and administrative expenses decreased to $1,216,483 for the six months ended June 30, 2005 from $1,989,084 for the same period in 2004. This decrease is due to cost savings methods we have implemented. Our interest expense increased to $1,091,406 for the six months ended June 30, 2005 from $112,204 for the same period in 2004. This increase was primarily due to utilization of the Telco line of credit.

	Six months ended	Six months ended
Expenses	June 30, 2005	June 30, 2005
Selling, General & Administrative Expenses	$1,216,483	$1,989,084
Interest Expense	$(1,091,406)	$(112,204)

Total	$2,307,889	$1,101,288
THREE MONTHS ENDED JUNE 30, 2005 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2004
     The following discussion should be read in conjunction with the audited financial statements and notes thereto included in our annual report on Form 10-K for the fiscal year ended December 31, 2004. Comparisons made between reporting periods herein are for the three-month period ended June 30, 2005 as compared to the same period in 2004.
     We had a net loss of $74,930 for the quarter ended June 30, 2005 as compared to a net loss of $1,063,617 for the same quarter in 2004. Our sales revenue increased to $220,508,445 for the three months ended June 30, 2005 from $4,467,745 for the same period in 2004. The increase in sales revenue is due to our resumption of business activities in the first quarter of 2005 while we awaited the outcome of a Customs & Excise ruling on the treatment of liability for Value-Added-Tax (“VAT”) upon intra-European transactions.

	Three months ended	Three months ended
	June 30, 2005	June 30, 2004
Net Income (Loss)	$(74,930)	$(1,063,617)
Sales Revenue	$220,508,455	$4,467,745
     Additionally, our selling, general and administrative expenses decreased to $651,866 for the three months ended June 30, 2005 from $1,388,540 for the same period in 2004. This increase is primarily due to the implementation of cost savings methods. Our interest expense increased to $847,305 for the three months ended June 30, 2005 from $69,329 for the same period in 2004. This increase was primarily due to utilization of the Telco line of credit.

	Three months ended	Three months ended
Expenses	June 30, 2005	June 30, 2004
Selling, General & Administrative Expenses	$651,866	$1,388,540
Interest Expense	$847,305	$69,329
Liquidity and Capital Resources
     Our principal source of short term liquidity is operating cash flow and our line of credit with Telco Invest. A substantial decrease in revenues or our line of credit could impact the funds from operating cash flow and jeopardize our ability to meet current obligations. Cash provided by operating activities for the six months ended June 30, 2005 was $566,752 as compared to cash used in operating activities for the same period of 2004 of $245,487. This change is mainly attributable to an increase in accounts receivable to $309,859 for the six months ended June 30, 2005 as compared to $80,239 for the same period in 2004, as well as an increase other receivables of $110,433 for 2005 as compared to $0 for 2004.

	Three months ended	Three months ended
	June 30, 2005	June 30, 2004
Cash Provided By (Used In) Operating Activities	$566,752	$(245,487)
     Cash provided by investing activity increased to $821,437 for the six months ended June 30, 2005 as compared to $7,581 for the same period in 2004. This is primarily attributable to a the cash paid in the acquisition of Ace Telecom of $1,090,900 for the six months ending June 30, 2005, as compared to $0 for 2004.

	Three months ended	Three months ended
	June 30, 2005	June 30, 2004
Cash Provided by (Used In) Investing Activity	$821,437	$7,581
     Cash provided by financing activities was $55,724 for the six months ended June 30, 2005 compared to cash provided by financing activities of $264,583 for the three months ended June 30, 2004. The decrease is due to the repayment of loans of $0 for the six months ended June 30, 2005, as compared to $274,689 for 2004.

	Three months ended	Three months ended
	June 30, 2005	June 30, 2004
Cash Provided by (Used In) Financing Activity	$55,724	$264,583
     We believe we have sufficient cash, together with our line of credit from Telco Invest, to satisfy our operating requirements for twelve months. We have the ability to restrict our expenditures to the extent cash is not available to purchase our goods, which will then attempt to resell. We anticipate that our re-entry into the intra-European market as a result of the Customs & Excise ruling will continue to increase expenses and, if operations are successful, revenues. If the cash reserves are not enough to satisfy our operating needs and we are unable to generate revenues, we will utilize the Telco line of credit and/or sell additional shares of our equity securities to secure the cash required to conduct our business operations for the next twelve (12) months. During the next twelve months, we plan to offer key positions, which are currently vacant, to management personnel, including but not limited to the position of Chief Operating Officer.

Off-Balance Sheet Arrangements
     As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structure finance or special purpose entities (“SPEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of June 30, 2005, we were not involved in any unconsolidated SPE transactions.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Our major market risk is to changes in foreign currency exchange rates in the British Pound, which could impact our results of operations and financial condition. Foreign exchange risk arises from our exposure to fluctuations in foreign currency exchange rates because our reporting currency is the United States dollar. Management seeks to minimize the exposure to foreign currency fluctuations through natural internal offsets to the fullest extent possible. As of June 30, 2005, we had not engaged in any currency arbitrage or hedging activities, although we may in the future. Our debt is not subject to one measure of interest, therefore, the debt is somewhat diversified against interest rate increases.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     On June 30, 2005, we issued 1,000,000 shares of our common stock (the “Shares”) pursuant to a Sale Agreement (the “Agreement”) with James Reed, Neil Pursell, Adrian Sumnall and Neil Proctor (the “Shareholders”) of Ace Telecom Limited (“Ace”). Pursuant to the Agreement, we acquired from the Shareholders all of the issued and outstanding capital stock of Ace with the Shareholders receiving the Shares in a pro rata manner. The securities, which were taken for investment and were subject to appropriate transfer restrictions, were issued without registration under the Securities Act upon the exemption provided in Section 4(2) of the Securities Act.
Item 4. Submission of Matters to A Vote of Security Holders
     The registrant held its annual meeting of stockholders in Stoke-on-Trent, Staffordshire United Kingdom on June 21, 2005. The only matter submitted to a vote of shareholders was the election of directors. Each of the three nominees were elected, although two nominees, Paul Langley and Nicholas Topham, have not yet accepted their nominations, subject to our procurement of certain insurance policy(ies), which we expect obtain by the end of August 2005. The following sets forth the items that were submitted to a vote of the stockholders and the results thereof:
     a) election of three directors, pending their acceptance of their directorship, each for a term of one year. The vote tabulation for each nominee was as follows:

NOMINEE	FOR	WITHHELD	ABSTENTION	BROKER NON VOTES
Paul Langley	48,041,250
Nicholas Topham	48,041,250
Andre Salt	48,041,250
Item 6. Exhibits and Reports on Form 8-K
(a) Exhibits. Exhibits required to be attached by Item 601 of Regulation S-K are listed in the Index to Exhibits beginning on page 11 of this Form 10-Q, which is incorporated herein by reference.

SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 22nd day of August, 2005.

Tricell, Inc.
/s/ Andre Salt
By:	Andre Salt, Chief Executive Officer and Principal Financial Officer

INDEX TO EXHIBITS

EXHIBIT
NO.	DESCRIPTION

3(i)	Articles of Incorporation of the Company. (Incorporated by reference from the Company’s Form 10-SB12G, file number 000-50036, filed on October 11, 2002.)

3(ii)	Bylaws of the Company. (Incorporated by reference from the Company’s Form 10-SB12G, file number 000-50036, filed on October 11, 2002.)

10.1	Loan Agreement by and between Tricell Distribution Ltd. and Telco Invest Limited (Incorporated by reference from the Company’s Form 10-K, file number 000-50036, filed on June 10, 2005.)

10.2	Sale Agreement by and between the Company and James Reed, Neil Pursell, Adrian Sumnall and Neil Proctor (Incorporated by reference from the Company’s Form 8-K, file number 000-50036, filed on July 7, 2005.)

31(i)	Certification of Chief Executive Officer and Principal Financial Officer of Tricell, Inc. under Section 302 of the Sarbanes-Oxley Act of 2002.

32(i)	Certification of Chief Executive Officer and Principal Financial Officer of Tricell, Inc. pursuant to 18 U.S.C. §1350