Form 10-Q
period 2005-09-30
TRICELL INC
filed 2005-11-21
CIK 1178156

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2005.

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .
Commission file number: 0-50036
TRICELL, INC.
(Exact name of registrant as specified in its charter)

Nevada	88-0504530

(State or other jurisdiction of	(I.R.S. Employer Identification Number)
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
Yes ☐      No ☑
     The number of shares of common stock outstanding as of November 10, 2005 was 94,795,877.

PART I – FINANCIAL INFORMATION
ITEM 1. Financial Statements

TRICELL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,
	2005	December 31,
	(Unaudited)	2004
ASSETS

CURRENT ASSETS
Cash	$561,949	$6
VAT receivable, net	39,977	43,691
Notes and loans receivable	—	57,798
Receivable from shareholder	88,812	59,534
Accounts receivable, net	36,146,258	503,939
Prepaid expenses and other current assets	315,038	256,809

Total Current Assets	37,152,034	921,777

MACHINERY AND EQUIPMENT, NET	143,485	53,542

INTELLECTUAL PROPERTY, NET	57,293	77,064

GOODWILL	46,287	—

TOTAL ASSETS	$37,399,099	$1,052,383

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Income taxes payable	$2,832,815	$2,888,672
Accounts payable	35,396,595	1,163,701
Accrued expenses and other current liabilities	2,739,023	1,253,902

Total Current Liabilities	40,968,433	5,306,275

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock	94,753	93,753
Additional paid-in capital	343,757	314,757
Accumulated deficit	(4,616,049)	(4,833,911)
Accumulated other comprehensive income	686,965	368,391
Deferred compensation	(78,760)	(196,882)

Total Stockholders’ Equity (Deficit)	(3,569,334)	(4,253,892)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$37,399,099	$1,052,383

TRICELL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
(Unaudited)

	2005	2004
SALES	$240,167,787	$3,996,543

COST OF SALES	237,140,064	3,971,499

GROSS PROFIT	3,027,723	25,044

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	2,127,752	681,395

INCOME (LOSS) FROM OPERATIONS	899,971	(656,351)

OTHER INCOME (EXPENSES):
Interest income	5,515	—
Interest expense and other financing costs	(392,040)	(43,462)

TOTAL OTHER INCOME (EXPENSES)	(386,525)	(43,462)

INCOME (LOSS) BEFORE INCOME TAXES	513,446	(699,813)

INCOME TAX (EXPENSE) BENEFIT	(163,546)	(177,368)

NET INCOME (LOSS)	$349,900	$(877,181)

INCOME (LOSS) PER SHARE — BASIC AND DILUTED	$—	$(0.01)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING — BASIC AND DILUTED	94,753,020	93,753,020

TRICELL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
(Unaudited)

	2005	2004
SALES	$516,943,168	$12,772,449

COST OF SALES	511,729,389	12,468,730

GROSS PROFIT	5,213,779	303,719

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	3,314,235	2,670,479

INCOME (LOSS) FROM OPERATIONS	1,899,544	(2,366,760)

OTHER INCOME (EXPENSES):
Interest income	5,834	—
Interest expense and other financing costs	(1,483,446)	(155,666)

TOTAL OTHER INCOME (EXPENSES)	(1,477,612)	(155,666)

INCOME (LOSS) BEFORE INCOME TAXES	421,932	(2,522,426)

INCOME TAX (EXPENSE) BENEFIT	(204,070)	103,382

NET INCOME (LOSS)	$217,862	$(2,419,044)

INCOME(LOSS) PER SHARE — BASIC AND DILUTED	$—	$(0.03)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING — BASIC AND DILUTED	94,086,353	93,707,102

TRICELL , INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
(Unaudited)

	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$217,862	$(2,419,044)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	43,742	135,735
Amortization of deferred compensation	118,127	78,752
Bad debt	71,600	—
Changes in operating assets and liabilities:
(Increase) decrease in:
VAT receivable	3,714	1,382,817
Accounts receivable	(9,468,956)	18,375
Other receivables	391,386	—
Prepaid and other current assets	(17,487)	97,538
Increase (decrease) in:
Accounts payable and accrued expenses	8,072,095	753,901
Other current liabilities	88,804	(129,443)
Income taxes payable	189,737	(119,591)

Net Cash Provided By (Used in) Operating Activities	(289,376)	(200,960)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of machinery and equipment	(67,676)	—
Proceeds from sale of machinery and equipment	—	144,248
Cash paid in acquisition of ACL Distribution	—	(136,613)
Cash received in acquisition of ACE Telecom	1,035,294	—

Net Cash Provided by Investing Activities	967,618	7,635

CASH FLOWS FROM FINANCING ACTIVITIES:
Collection of loans to shareholder	—	277,679
Loans to shareholder	(29,278)	—
Repayment of loans to third parties	(98,350)	—
Repayment of long-term debt	—	(69,350)

Net Cash Provided by Financing Activities	(127,628)	208,329

NET INCREASE IN CASH	550,614	15,004

EFFECT OF EXCHANGE RATE ON CASH	11,329	(1,898)

CASH, BEGINNING OF PERIOD	6	183,241

CASH, END OF PERIOD	$561,949	$196,347

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid during the period	$1,519,953	$155,860

Income taxes paid during the period	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
253,020 shares issued for deferred compensation		$315,010

1,000,000 shares of common stock issued for the acquisition of ACE Telecom	$30,000

NOTE 1 — BASIS OF PRESENTATION
The condensed consolidated balance sheet as of September 30, 2005, the condensed consolidated statements of operations for the three months and nine months ended September 30, 2005 and 2004, and the condensed consolidated statements of cash flows for the nine months ended September 30, 2005 and 2004 are unaudited. However, in the opinion of management, all adjustments (which include reclassifications and normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2005 and for all periods presented, have been made. The results of operations for the three-month and nine-month period ended September 30, 2005 are not necessarily indicative of the operating results for the full year.
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
REPORTING PERIOD
The accompanying condensed consolidated financial statements for the three months and nine months ended September 30, 2005 depict the results of operations and cash flows of Tricell, Inc. and all subsidiaries. The accompanying condensed consolidated financial statements for the three months and nine months ended September 30, 2004 depict the results of operations and cash flows of Tricell, Inc., Tricell UK LTD and Tricell International LTD for the three months and nine months ended September 30, 2004 and the results of operations and cash flows of Tricell Distribution Limited from February 9, 2004 (date of acquisition) to September 30, 2004.
NOTE 2 — ACQUISITIONS
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
The following table sets forth the preliminary allocation of the purchase price to ACE’s tangible and intangible assets acquired and liabilities assumed as of June
30, 2005:

Cash	$1,059,961
Accounts receivable, net	27,069,017
Other receivables	406,080
Prepaid expenses and other current assets	6,371
Fixed assets	58,708
Goodwill	46,287
Accounts payable	(27,806,866)
Accrued expenses and other current liabilities	(592,229)
Income tax payable	9,376
Mortgage payable	(226,705)

Total	$30,000

PRO-FORMA RESULTS OF OPERATIONS
The following sets forth the Company’s results of operations for the nine months and three months ended September 30, 2005 as if the acquisitions had taken place on January 1, 2004:

	NINE MONTHS ENDED
	SEPTEMBER 30,
	2005	2004
Revenues	$592,266,425	$84,099,066

Net Income	$119,895	$(2,036,662)

Earnings per share
Basic	$0.00	$(0.02)
Diluted	$0.00	$(0.02)

	THREE MONTHS ENDED
	SEPTEMBER 30,
	2005	2004
Revenues	$240,167,787	$27,369,395

Net Income	$349,900	$202,663

Earnings per share
Basic	$0.00	$0.00
Diluted	$0.00	$0.00
NOTE 3 — LINE OF CREDIT
On February 28, 2005, Tricell Distribution (“the Borrower”) entered into a line of credit agreement with an unrelated third party (“the Lender”) for a maximum of £2 million, or approximately $3,500,000, for the purpose of funding the purchase of mobile communication equipment. Upon receiving a written request stating the quantity of units to be purchased, purchase price, sale price, expected gross profit, and the expected date of resale, the Lender will advance the Borrower the required sum up to the maximum amount. Repayment of the loan principal is due upon completion of the sale of the equipment, and on that date, the Borrower must pay the Lender 50% of the gross profit from the resale of the equipment. For purposes of this agreement, gross profit is described as total sale price less total purchase price excluding applicable taxes. Should the Borrower file for bankruptcy, the balance of the loan will become immediately due and payable with interest calculated at the Barclays Bank base rate.
As of September 30, 2005, there was no balance due the Lender.
NOTE 4 — COMMITMENTS AND CONTINGENCIES
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
While the Company continues to seek recovery of this VAT, based upon the Tribunal findings, recovery of the VAT associated with these transactions is uncertain. The Company did not provide for an allowance against VAT receivable as of September 30, 2005 and

December 31, 2004.
GUARANTEES
At September 30, 2005, the Company was a guarantor on a lease entered into by ACE Telecom for rental of its premises to an unrelated third party. The lease requires monthly payments of approximately $4,500. This guarantee would require the Company to make timely rental payments to the unrelated third party in the event ACE is unable to do so.
NOTE 5 — RELATED PARTY TRANSACTIONS
As of December 31, 2002, the Company owed $1,643,395 to one of its shareholders. During 2003, the Company made several payments to the shareholder in repayment of the loan and inadvertently overpaid him, resulting in a receivable of $271,123 from the shareholder as of December 31, 2003. The balances as of September 30, 2005 and December 31, 2004, were $88,812 and $59,534, respectively.
NOTE 6 — COMPREHENSIVE INCOME (LOSS)
Comprehensive income (loss) includes net income (loss) and foreign currency translation adjustments, which are reported separately on the consolidated statements of stockholders’ equity in the Company Form 10-K.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Net Income (Loss)	$349,900	$(877,181)	$217,862	$(2,419,044)

Foreign currency translation adjustment, net of tax	137,417	(1,500)	318,574	44,922

Comprehensive income (loss)	$487,317	$(878,681)	$536,436	$(2,374,122)

NOTE 7 — SEGMENT REPORTING
The Company has only one reportable segment.
Net sales to customers in excess of 10% of net sales approximated the following during the three months and nine months ended September 30, 2005 and 2004:

Three Months Ended September 30,		Nine Months Ended September 30,
2005	2004	2005	2004
37%	35%	36%	14%
15%	33%	18%	14%
11%	20%	—	11%
—	—	—	11%
—	—	—	10%
Net purchases from vendors in excess of 10% of total purchases approximated the following during the three months and nine months ended September 30, 2005 and 2004:

Three Months Ended September 30,		Nine Months Ended September 30,
2005	2004	2005	2004
10%	67%	23%	21%
10%	11%	13%	14%
—	—	—	13%
Revenues from the United Kingdom and other countries were as follows during the three months and nine months ended September 30, 2005 and 2004:

	Three Months Ended September 30,
	2005	2004
UK	$124,731,731	$1,308,720

Spain	44,871,857	—
France	16,855,179	1,383,600
Belguim	11,126,539	—
Germany	—	1,304,223
Portugal	7,252,589	—
Austria	1,057,759	—

Total Other countries	81,163,923	2,687,823

Total	$205,895,654	$3,996,543

	Nine Months Ended September 30,
	2005	2004
UK	$291,216,708	$5,224,345

Spain	155,777,679	—
Germany	—	2,062,255
Denmark	—	1,787,653
Portugal	44,226,570	—
France	17,409,720	1,383,600
Netherlands	—	1,348,406
United Arab Emerates	—	372,541
Republic of Ireland	—	297,484
Luxemburg	—	296,165
Belguim	11,492,606	—
Austria	1,092,559	—
United States	714,014	—

Total Other countries	230,713,148	7,548,104

Total	$521,929,856	$12,772,449

The company has no long-lived assets outside of the United Kingdom.
NOTE 8 — RECENT ACCOUNTING PRONOUNCEMENTS
In January 2003, the FASB issued Interpretations No. 46, “Consolidation of Variable Interest Entities.” FIN No. 46 addresses consolidation by business enterprises of variable interest entities (formerly special purpose entities or “SPEs”). The Company does not have any variable interest entities as defined by FIN No. 46.
In April 2003, the FASB issued Statement No. 149, “Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities.” This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under Statement No. 133, “Accounting for Derivatives Instruments and Hedging Activities.” The provisions of this statement are effective for all derivatives and hedging activities entered into after September 30, 2003. The Company does not expect SFAS No. 149 to have a material effect on its financial statements.
In May 2003, the FASB issued SFAS No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes standards on the classification and measurement of certain instruments with characteristics of both liabilities and equity. The provisions of SFAS No. 150 are effective for financial instruments entered into or modified after May 31, 2002 and to all other instruments that exist as of the beginning of the first interim financial reporting period beginning after September 15, 2003. The Company does not expect SFAS No. 150 to have a material effect on its financial statements.

NOTE 9 —  GOING CONCERN CONSIDERATIONS
The accompanying condensed consolidated financial statements have been presented assuming the continuity of the Company as a going concern. However, the Company has incurred substantial losses resulting in an accumulated deficit of $4,616,049 as of September 30, 2005.

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

Management plans with regards to this issue are as follows:

Two of the Company’s subsidiaries filed for bankruptcy to protect their assets from creditors and because of the United Kingdom’s Customs and Excise Department’s policy of seizing and freezing claimed Value Added Tax refunds on mobile telephone export (see note 4). During the administration process the Company will remain in possession of their assets and properties, with the administrator operating their business and managing their assets. At the end of the administration management intends to regain all operational responsibilities.

The Company has established a short-term financing arrangement for the purpose of funding purchases of product for resale (see note 3). This debt agreement will allow the Company to significantly increase sales through new sales sources and thereby increase necessary cash flow.

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
Development
     Our revenues increased significantly during the quarter and nine months ended September 30, 2005 as compared to the quarter and nine months ended September 30, 2004 as we restarted material trading operations in January 2005. We are optimistic that we will be able to continue this momentum throughout the fourth quarter of 2005 and grow further in 2006.
     On June 30, 2005, we acquired Ace Telecom Limited (“Ace”) in exchange for one million (1,000,000) shares (“Shares”) of our common stock. The acquisition of Ace, with its extensive customer base in the telecommunications industry, has reinforced our wholesale trading and distribution business significantly.
     Until 2004, we had financed our trading activities from cash flows from operating activities. However, given the value added tax (“VAT”) issues we have encountered, as more fully discussed below, we recently altered our mode of operations by conducting operations via our subsidiary, Tricell Distribution, which executed a loan agreement on February 14, 2005, with Telco Invest Ltd (“Telco”) establishing a line of credit of £2 million, or approximately $3,500,000. This line of credit agreement provides that upon Telco’s receipt of a written request from Tricell stating the quantity of units to be purchased, purchase price, sale price, expected gross profit, and the expected date of resale, Telco will decide whether or not to advance the Borrower the required sum up to the maximum amount. Telco retains discretion regarding whether or not to finance the Tricell’s proposed purchase. Repayment of the loan principal is due upon completion of the sale of the equipment, and on that date, Tricell tenders to Telco 50% of the gross profit from the equipment sale, gross profit being defined as sales price less total purchase price excluding applicable taxes. Since we use our capital to effect a constant turnover of goods, and considering the amount of capital we have had frozen with the British Commissioners of Customs and Excise, without this loan agreement in place we would not have been able to restart material trading operations as we did in January 2005. This operations change was always intended by management to be a short-term solution to the VAT Issue. Since early October 2005, however, Telco has not forwarded any funds to Tricell, despite Tricell’s requests. Although we expect our revenues to remain constant in the fourth quarter of 2005 without the use of funds from Telco, because of the addition of Ace’s revenues, we will continue to seek funds from Telco and have been informed by Telco that funds will be forthcoming in the short-term. In the event Telco does not provide any further funds, we believe that our revenues will remain consistent as a result of the Ace acquisition.
     We rescinded our July 15, 2004 acquisition of Discount Intranet Supply Channel Limited (“D-ISC”). Our decision to rescind stemmed from D-ISC’s poor revenues and high expenses. D-ISC has been notified of the rescission. We notified D-ISC of our decision to rescind the acquisition without recompense to D-ISC, despite our earlier attempts to negotiate a mutually agreeable rescission.
Value-Added Tax (VAT)
     Starting in late 2002 and continuing through 2003 and 2004, we experienced a sharp decline in our trading of mobile telephones and related accessories, and consequently our revenue. This decline was due almost entirely to a United Kingdom Tribunal’s change of the regulatory regime involving VAT recoverability following a petition of the British Customs and Excise regulators. The principle of the VAT in the United Kingdom involves the application to goods and services of a general tax, currently 17.5%, on consumption exactly proportional to the price of goods and services. On each sale and purchase of goods, VAT is calculated on the price of the goods and is chargeable after the deduction of the amount of VAT borne directly by the various cost components. In 2002, a United Kingdom Tribunal decided that product traders, such as Tricell, do not have a right to a refund of input VAT on goods which it then sold to companies outside the United Kingdom when there was a defaulting trader or a trader using a inappropriate VAT number in the chain of supply, even though the trader claiming the refund was in no way involved in, and had no knowledge of, the failure of the defaulting trader to fulfill its obligations. As a result of this policy, VAT refunds, to which we previously received on a monthly basis, were being frozen on order by HM Revenue & Customs. Since we use our capital to effect a constant turnover of goods, without VAT refunds again equal to 17.5% of revenue, we could not engage in operations at maximum efficiency.
     In February 2005, the Advocate General of the United Kingdom (“AG”) overruled the United Kingdom Tribunal’s VAT interpretation, holding that VAT transactions are to be viewed as separate transactions, not one transaction encompassing numerous smaller transactions. VAT fraud concerns a series of consecutive activities, performed by a number of traders in a supply chain. It is an essential feature of the common system of VAT that VAT becomes chargeable on each transaction in a supply chain. The AG ruled that each transaction should be regarded on its own merits, the character of a particular transaction in the chain cannot be altered by earlier or subsequent events and misconduct by certain traders should not be allowed to penalize traders who were not involved in misconduct, but happened to be in the supply chain. This interpretation has allowed us to once more confidently seek a VAT refund. However, the change in interpretation will not be permanent until the decision is backed by the European Court of Justice (“ECJ”). We anticipate the ECJ will issue its ruling in late 2005 or early 2006.
     Additionally, on January 28, 2005, we voluntarily requested that two of our wholly owned subsidiaries, Tricell UK Limited (“Tricell UK”) and Tricell International Limited (“Tricell Int”), both United Kingdom corporations, be placed into administration, which is the rough equivalent to Chapter 11 reorganization in the United States. We believe the likelihood of a new VAT regime allowing Tricell to once more claim its VAT refund will expedite the removal of our subsidiaries from administration. Further, Tricell intends to attempt to recoup the £800,000 English Pounds spent on the legal defense as related to VAT seizures as well as lost profits for the last 20 months in which our VAT refunds were denied.
Results of Operations
NINE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2004
     The following discussion should be read in conjunction with the audited financial statements and notes thereto included in our annual report on Form 10-K for the fiscal year ended December 31, 2004. Comparisons made between reporting periods herein are for the nine month period ended September 30, 2005 as compared to the same period in 2004.
     We had net income of $217,862 for the nine months ended September 30, 2005 as compared to a net loss of $2,419,044 for the same period in 2004. Our sales revenue increased by approximately 4050%, to $516,943,168 for the nine months ended September 30, 2005 from $12,772,449 for the same period in 2004. The increase in sales revenue is due to our resumption of material business activities in the first quarter of 2005 while we awaited the outcome of a Customs & Excise ruling on the treatment of liability for Value-Added-Tax (“VAT”) upon intra-European transactions.

	Nine months ended	Nine months ended Sep.
	Sep. 30, 2005	30, 2004
Net Income (Loss)	$217,862	$(2,419,044)
Sales Revenue	$516,943,168	$12,772,449
     Our selling, general and administrative expenses increased by 81%, to $3,314,235 for the nine months ended September 30, 2005 from $2,670,479 for the same period in 2004. This increase is due to an increase in sales through new sales sources. Our interest expense increased by 953%, to $1,483,466 for the nine months ended September 30, 2005 from $155,666 for the same period in 2004. This increase was primarily due to utilization of the Telco line of credit, and the interest accrued thereunder.

	Nine months ended	Nine months ended
Expenses	Sep. 30, 2005	Sep. 30, 2004
Selling, General & Admin. Expenses	$3,314,235	$2,670,479
Interest Expense	$1,483,466	$155,666

Total	$4,797,701	$2,826,145
THREE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2004
     The following discussion should be read in conjunction with the audited financial statements and notes thereto included in our annual report on Form 10-K for the fiscal year ended December 31, 2004. Comparisons made between reporting periods herein are for the three-month period ended September 30, 2005 as compared to the same period in 2004.
     We had net income of $349,900 for the quarter ended September 30, 2005 as compared to a net loss of $877,181 for the same quarter in 2004. Our sales revenue increased by 6010%, to $240,167,787 for the three months ended September 30, 2005 from $3,996,543 for the same period in 2004. The increase in sales revenue is due to our resumption of business activities in the first quarter of 2005 while we awaited the outcome of a Customs & Excise ruling on the treatment of liability for Value-Added-Tax (“VAT”) upon intra-European transactions.

	Three months ended	Three months ended
	Sep. 30, 2005	Sep. 30, 2004
Net Income (Loss)	$349,900	$(877,181)
Sales Revenue	$240,167,787	$3,996,543
     Additionally, our selling, general and administrative expenses increased by 3120%, to $2,127,752 for the three months ended September 30, 2005 from $681,935 for the same period in 2004. This increase is primarily due to our recommencement of trading activities in January 2005. Our interest expense increased by 902%, to $392,040 for the three months ended September 30, 2005 from $43,462 for the same period in 2004. This increase was primarily due to utilization of the Telco line of credit.

	Three months ended	Three months ended
Expenses	Sep. 30, 2005	Sep. 30, 2004
Selling, General & Admin. Expenses	$2,127,752	$681,935
Interest Expense	$392,040	$43,462

Total	$2,519,792	$686,937
Liquidity and Capital Resources
     Our principal source of short term liquidity is operating cash flow and our line of credit with Telco Invest. A substantial decrease in revenues or our line of credit could impact the funds from operating cash flow and jeopardize our ability to meet current obligations. Cash used in operating activities for the nine months ended September 30, 2005 was $289,376 as compared to cash used in operating activities for the same period of 2004 of $200,960. Changes in cash used in operating activities include an increase in accounts payable by 1072%, to $8,072,095 for the nine months ended September 30, 2005, as compared to $753,901 for the same period in 2004, an increase in accounts receivable to $9,468,956 for the nine months ended September 30, 2005, from a decrease in accounts receivable of $18,375, and a decrease in VAT receivable from $1,382,817 for the nine months ended September 30, 2004, to $3,714 for the nine months ended September 30, 2005.

	Nine months ended	Nine months ended
	Sep. 30, 2005	Sep. 30, 2004
Cash Used In Operating Activities	$289,376	$200,960
     Cash provided by investing activity decreased to $967,618 for the nine months ended September 30, 2005 as compared to $7,635 for the same period in 2004. This increase is due to the $1,035,294 received in the ACE Telecom acquisition.

	Nine months ended	Nine months ended
	Sep. 30, 2005	Sep. 30, 2004
Cash Provided by Investing Activity	$967,618	$7,635
     Cash used in financing activities was $127,628 for the nine months ended September 30, 2005 compared to cash provided by financing activities of $208,329 for the nine months ended September 30, 2004. The decrease is primarily due to the repayment of loans to third parties of $98,350 for the nine months ended September 30, 2005, as compared to $0 for 2004.

	Nine months ended	Nine months ended
	Sep. 30, 2005	Sep. 30, 2004
Cash Provided by (Used In) Financing Activity	$(127,628)	$208,329
     We believe we have sufficient cash to satisfy our operating requirements for twelve months. We have the ability to restrict our expenditures to the extent cash is not available to purchase our goods, which will then attempt to resell. We anticipate that our re-entry into the intra-European market as a result of the Customs & Excise ruling will continue to increase expenses and, if operations are successful, revenues. If the cash reserves are not enough to satisfy our operating needs and we are unable to generate revenues, we will sell additional shares of our equity securities or possibly access the Telco line of credit to secure the cash required to conduct our business operations for the next twelve (12) months. During the next twelve months, we plan to offer key positions, which are currently vacant, to management personnel, including but not limited to the position of Chief Operating Officer.

Off-Balance Sheet Arrangements
     As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structure finance or special purpose entities (“SPEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of September 30, 2005, we were not involved in any unconsolidated SPE transactions.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Our major market risk is to changes in foreign currency exchange rates in the British Pound, which could impact our results of operations and financial condition. Foreign exchange risk arises from our exposure to fluctuations in foreign currency exchange rates because our reporting currency is the United States dollar. Management seeks to minimize the exposure to foreign currency fluctuations through natural internal offsets to the fullest extent possible. As of September 30, 2005, we had not engaged in any currency arbitrage or hedging activities, although we may in the future. Our debt is not subject to one measure of interest, therefore, the debt is somewhat diversified against interest rate increases.
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

SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 21st day of November, 2005.

Tricell, Inc.

/s/ Andre Salt

By: Andre Salt, Chief Executive Officer

/s/ Neil Pursell

By: Neil Pursell, Chief Financial Officer

INDEX TO EXHIBITS

EXHIBIT
NO.	DESCRIPTION
3(i)	Articles of Incorporation of the Company. (Incorporated by reference from the Company’s Form 10-SB12G, file number 000-50036, filed on October 11, 2002.)

3(ii)	Bylaws of the Company. (Incorporated by reference from the Company’s Form 10-SB12G, file number 000-50036, filed on October 11, 2002.)

10(i)	Loan Agreement by and between Tricell Distribution Ltd. and Telco Invest Limited (Incorporated by reference from the Company’s Form 10-K, file number 000-50036, filed on June 10, 2005.)

10(ii)	Sale Agreement by and between the Company and James Reed, Neil Pursell, Adrian Sumnall and Neil Proctor (Incorporated by reference from the Company’s Form 8-K, file number 000-50036, filed on July 7, 2005.)

31(i)	Certification of Chief Executive Officer of Tricell, Inc. under Section 302 of the Sarbanes-Oxley Act of 2002.

31(ii)	Certification of Chief Financial Officer of Tricell, Inc. under Section 302 of the Sarbanes-Oxley Act of 2002.

32(i)	Certification of Chief Executive Officer of Tricell, Inc. pursuant to 18 U.S.C. §1350

32(ii)	Certification of Chief Financial Officer of Tricell, Inc. pursuant to 18 U.S.C. §1350