Form 10-K
period 2005-12-31
TRICELL INC
filed 2006-04-18
CIK 1178156

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2005, or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                      to
Commission File Number 0-50036
Tricell, Inc.
(Exact name of registrant as specified in its charter)

Nevada	88-0504530
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
6 Howard Place, Stoke-on-Trent, Staffordshire ST1 4NQ United Kingdom
(Address of principal executive offices) (Zip Code)
011 44 8707 53 2360
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(g) of the Act:
Title of Each Class
Common Stock, par value $.001 per share
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes: ☐               No: ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes: ☐               No: ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.
Yes: ☐               No: ☑
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check One):
Large accelerated filer ☐                                                      Accelerated Filer ☐                                                      Non-accelerated filer: ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes: ☐               No: ☑
     The aggregate market value of the voting and non-voting share of Common Stock held by non-affiliates of the registrant, computed by reference to the closing price of such stock as of June 30, 2005 was $1,764,272.
     The number of shares of Common Stock outstanding as of March 17, 2006 was 101,045,877.
DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the registrant’s proxy statement for the 2006 annual meeting of stockholders are incorporated by reference into Part III of this Form 10-K.

PART I
ITEM 1. Business
Overview
          We were incorporated in Nevada in 2001, but changed our name to Tricell, Inc. in July 2003 to coincide with our acquisition of two United Kingdom limited companies, Tricell UK Ltd. and Tricell Ltd. These July 2003 acquisitions marked our entry into the distribution and sale of mobile telephone handsets to the global wholesale market.
          We conduct our mobile phone operations in the secondary market, or after market, which involves transactions other than those directly between the mobile phone manufacturer and the retailer. We attempt to obtain our products at the best prices available and distribute these products to markets at varying levels of maturity. Our participation as an intermediary allows us to profit on currency fluctuation between the Euro, Dollar, and Pound.
          The secondary market arises as a result of many issues and circumstances. For example, strict licensing requirements imposed by mobile telephone manufacturers prohibits European distributors from selling goods to non-European nations, which allows us to buy goods from distributors and resell them to independent distributors. Additionally, we provide liquidity to saturated phone markets by purchasing surplus phones at a discount and reselling them in underdeveloped markets.
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
Sales Strategy
          Tricell’s sales strategy is two fold. First, we seek to grow our current business through acquisitions to deliver diversification in products and geography. Our expansion into the United States is a current development in our expansion plans. Additionally, we continuously attempt to identify business development opportunities in the wireless communications and associated sectors that offer high revenues and sustain or improve current margins.
          Our strategy for growth and increasing shareholder value includes both the development and expansion of our product and service offerings and geographic expansion to address the new markets. This is driven by the continuing growth in handset sales (new and replacement), the growing convergence between voice and data, the introduction of universal mobile telecommunications system (UMTS), and the increasing focus of network operators on the expansion of their service offerings upon proprietary handsets.

          We attempt to use mobile telephone industry’s goal of constantly offering new telephone models to our advantage. Whenever new phones are introduced, the immediate predecessor phone typically experiences a decrease in demand, and a consequent reduction in price. However, lesser developed areas that do not receive the latest products are still eager for the predecessor, and are typically willing to pay a premium over the depressed market price in saturated markets. This allows us to pay a reduced rate for phone products, but at the same time procure a reasonable margin by selling to lesser developed countries. We believe our network of geographically diverse suppliers and purchasers position us to take advantage of these variations in price, market supply and demand. We are also able to affect these types of transactions because we are not constrained by licensing or distribution requirements, and because we have the capability to verify the demand for a phone in a local area, and then obtain a compatible phone for that local market. For example, a phone in France or the UK may have recently become outdated, while in Africa and Asia, the same phone is highly desired because it is relatively new to the market. We sell phones to independent distributors that deal with these markets.
          Another attractive purchase opportunity for us arises at the end of credit cycles when manufacturers and distributors commonly provide telephones on credit, for example, 90 days credit. At the conclusion of these types of credit terms, in the event inventory remains, we are often able to secure a lower purchase price in an effort to reduce inventories as well as satisfy expiring credit obligations.
          Currency fluctuations provide yet another opportunity for profitable sales. Because telephone manufacturers typically sell large orders at established prices, purchasers of these phones have fixed costs. In the event a country’s currency is devalued relative to the British Pound, we attempt to move quickly and purchase the goods prior to a recalibration of the pricing model, which allows us to make more than the normal thin profits. We have the ability to effect sales in this manner because we are not bound by restrictions common to licensed distributors.
Change in Operations
          We have had a significant increase in our revenues during 2005, as we restored our trading operations to levels experienced prior to a 2003 change in the value-added tax (VAT) refund regime employed by the British Commissioners of Customs and Excise (“Customs”). The change in how VAT refunds were effected contributed to a decrease in our trading levels in 2003, and more so in 2004. However, in February 2005 after the Advocate General of the European Court of Justice (“AG”) temporarily overruled the prior VAT refund regime employed by Customs in their attempt to counter missing trading fraud, we returned our focus on the distribution and sale of mobile telephone handsets to the global wholesale market when our subsidiary, Tricell Distribution, secured a loan agreement with Telco Invest Limited (“Telco”). As our operations are predicated on using capital to effect a constant turnover of goods, this agreement, which established a revolving line of credit of $3,818,400 (the exact amount was £2,000,000), provided us with the needed capital to engage in our trading operations. Without this loan agreement in place and considering the amount of capital we already had frozen with the Customs, we would not have been able to restart trading operations as we did. Funds received pursuant to the line of credit were repaid, and as additional consideration for the line of credit, we paid Telco a funding charge equal to 50% of gross profit earned on transactions they financed. The significant cost of this capital motivated us to discontinue its use in the fourth quarter of 2005, at which point we began financing all capital trading operations from revenues generated.
Acquisitions
ACL Distributors Limited
          On February 19, 2004, we bought certain assets of ACL Distributors Limited, a United Kingdom based company (“ACL”) for consideration of $138,000. The ACL assets were contributed to and form the basis of operations for our subsidiary, Tricell Distribution Ltd., a United Kingdom limited company (“Tricell Distribution”). Tricell Distribution serves as our U.K. logistics and support division, supplies airtime and hardware to the mobile phone dealer network and call centers throughout the U.K., and is one of our three subsidiaries engaged in the wholesale trading of mobile phones and electronic commodities.
Ace Telecom Limited
          In addition to Tricell Distribution, our primary trading subsidiary is Ace Telecom Limited, a United Kingdom limited company (“Ace”), which we acquired on June 30, 2005 in exchange for 1,000,000 shares of our common stock, plus a contingent performance bonus of 2,000,000 shares that are earned when Ace reaches their performance goal, for a potential total purchase price of 3,000,000 shares. Despite operating in the same industry, Tricell Distribution and Ace are complementary because they effect trades through separate networks of suppliers and purchasers.
Discount Intranet Supply Channel Limited
          We rescinded our July 15, 2004 acquisition of Discount Intranet Supply Channel Limited (“D-ISC”). Despite our earlier attempts to negotiate a mutually agreeable rescission, we have informed D-ISC that the 29.5 million shares of the Company’s common stock issued to D-ISC are invalid, not fully paid and not non-assessable. We have also informed D-ISC that we will vigorously defend any attempt by D-ISC to establish rights in these shares.
Proposed Acquisition
          We have entered into a letter of intent pursuant to which we seek to acquire N2J Limited, a United Kingdom limited company (“N2J”), from its four owners. The four owners of N2J previously sold us Ace, and serve as our officers and directors. The letter of intent was executed by N2J and Tricell on April 13, 2006, and provides for a definitive stock purchase agreement to be executed (we expect prior to the end of April 2006) and submitted to the approval by our shareholders. Although N2J serves in the same general industry as Ace and Tricell Distribution,

N2J only exports products from the UK, which leaves it in a favorable position for VAT reclaims. Operating with outstanding VAT reclaims requires significant cash flows because an entity operating in such a manner will have its outstanding aggregate VAT claim increase every month it continues to operate since VAT refunds commonly take between two to four months to process. N2J believes it has nominal risk of having its reclaim denied since it started trading operations subsequent to the modified joint and several liability law which became effective in August 2003. Neither Ace nor Tricell Distribution pursue this strategy since they engaged in trading operations prior to the revised law. Therefore, despite the clarified VAT regime and the recent ECJ ruling, Customs still retains some power to reject VAT refunds for trading entities.
          N2J began trading operations in September 2004, having previously been a home building company, which had a VAT refund license. The recent entry into the trading market allowed N2J to structure its policies in a manner that would ensure reasonably prompt VAT refunds, whereas Ace and Tricell Distribution did not have the opportunity to eliminate their trading histories. When N2J began trading, it implemented a due diligence policy that requires confirmation that each of its suppliers (1) actually directly imported the target goods into the UK, (2) paid the appropriate VAT due, and (3) is still in business. Unless a potential supplier is able to satisfy each of these items, N2J will not purchase their goods. Consequently, N2J has full confidence that VAT refunds will be received. Because the previous operations of Ace and Tricell Distribution were conducted without the benefit of learning Customs’ pitfalls, they conduct operations in a manner that does not result in VAT reclaim position.
Our Website
          Our website can be found at www.tricellinc.com. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished with the U.S. Securities and Exchange Commission, or SEC, pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, or the Exchange Act, can be accessed free of charge by linking directly from our website under the “Financial Performance” caption to the SEC’s Edgar Database. These filings will be available as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Information contained on the website is not part of this report.
Market Trends
The major trends impacting the market we believe are:
Replacement handsets in mature markets. The introduction of color displays, camera enabled handsets; image messaging (MMS), internet access and content services will be major drivers for handset replacement that will fuel demand for our services.
Converged mobile devices. The market for Personal Digital Assistants (PDA’s) without voice capabilities continues to shrink as customers opt for converged handheld devices. The consensus view is that sales of PDAs will be eclipsed by Smartphones, which now enable users to talk, send text messages (SMS), send and receive e-mail, send and receive images, play interactive games and conduct financial transactions.

          As device aesthetics and functionality improve, and end-user prices continue to decline, converged mobile devices, or PDA/mobile phone hybrids, are becoming increasingly accessible to the mainstream consumer and now ship in greater numbers than traditional handheld devices.
Financial Information about Geographic Areas
          Our operations now consist of supplying and distributing mobile telephones, telephone accessories and electronic commodities in Europe, Asia and the United States. Our 2005 revenue was generated from approximately 9 countries, although 100% of our revenue is derived from countries in the European Union. Because we seek to effect continuing trades of mobile telephones and related components, we are always searching for trading partners, irrespective of their location. Although the majority of our revenue is derived from European Union countries, we cannot accurately predict from which countries future revenue will originate. During the fiscal year ended 2005, we began operations in the United States.
          We verify the quality of product we purchase by withholding payment until the product is physically inspected in the United Kingdom. Although we sell products to entities throughout the world, the vast majority of our sales are effected in the United Kingdom.
          The market in which we operate is highly competitive and has been characterized by low barriers to entry. Our ability to compete will depend upon our ability to continue to meet the needs of our customers and identify new and innovative market opportunities for our services.
Competition
          We believe we have numerous competitors, and we compete by creating greater networks between buyers and sellers of mobile telephones. Additionally, we seek to supply telephone products where traditional supply routes cannot. For example, authorized network dealerships typically are bound by dealer agreements that forbid them from selling any but certain authorized telephones. Because we are not aligned with any phone manufacturers or network carriers, we are able to purchase and sell phones without any such restrictions, which often involve models that are beyond initial release in primary markets.
Subsidiary Liquidation
          On January 28, 2006, we were notified that two of our wholly owned subsidiaries, Tricell International Limited (“Tricell Int.”) and Tricell (UK) Limited (“Tricell UK”), were moved from administration, a United Kingdom equivalent of Chapter 11 reorganization, to creditors’ voluntary liquidation, a United Kingdom equivalent of Chapter 7 liquidation. Neither Tricell nor our subsidiaries have provided any guarantees or security interests to the creditors of either Tricell Int. or Tricell UK.

          Bond Partners, LLP, the liquidator for Tricell Int. and Tricell UK, estimates that there will be no surplus after all creditors of Tricell UK and Tricell Int. have been paid. As the liquidator estimates that there will be deficiencies in both Tricell Int. and Tricell UK, he does not expect us to receive any income or assets. The estimated deficiencies of the companies in liquidation are:

Tricell International Limited	—	$758,548
Tricell (UK) Limited	—	$988,970
Total	—	$1,747,518
          The liquidators estimated statement of affairs includes $1,843,800 VAT receivable from the UK government that was previously for VAT tax withheld, but it does not include estimates for potential claims that could be pursued against the UK Government for damages and/or interest due to the withholding actions taken by the UK Government. Our Board of Directors, after investigating potential claims, our likely costs in pursuing potential claims, and our ultimate recoverability, has decided not to pursue a claim against the UK government on the basis that the funds necessary to pursue such a claim may be better used in our operations. As a result of this liquidation, as of January 27, 2006, the assets and liabilities of Tricell UK and Tricell Int. were removed from our financial statements and on that date our net assets, or shareholders equity, increased by $1,747,518.
Employees
          As of March 27, 2006, we had twenty one (21) employees, all of whom were employed on a full time basis.
ITEM 1A. Risk Factors
WE ARE DEPENDANT ON OUR MANAGEMENT AND SALES TEAM TO GENERATE SALES AND REVENUE.
          Our operations are driven by sales of products. Sales are effected by individuals, many of whom are also our senior management, based on their personal network of buyers and sellers in the industry. If we were to lose the services of any of these individuals, we would also lose access to their network of sales leads, which would have a material adverse effect on our revenue. We have employment agreements with all of our executive officers, all of whom are very active in generating sales.
          Our success depends in large part on the abilities and continued service of our executive officers and other key employees. Although we have entered into employment agreements with several of our officers, we may not be able to retain their services. We also have non-competition agreements with our executive officers and some of our existing key personnel. However, courts are sometimes reluctant to enforce non-competition agreements. The loss of any of our executive officers or other key personnel could have a material adverse effect on us.

          In addition, in order to support our continued growth, we will be required to effectively recruit, develop and retain additional qualified management. If we are unable to attract and retain additional necessary personnel, it could delay or hinder our plans for growth.
WE BUY A SIGNIFICANT AMOUNT OF OUR PRODUCTS FROM A LIMITED NUMBER OF SUPPLIERS, WHO MAY NOT PROVIDE US WITH COMPETITIVE PRODUCTS AT REASONABLE PRICES WHEN WE NEED THEM IN THE FUTURE.
          We purchase all of the wireless handsets and accessories that we sell from third-party wireless communications equipment manufacturers, dealers and network operators. We depend on these suppliers to provide us with adequate inventories of currently popular brand name products on a timely basis and on favorable pricing terms. Our agreements with our suppliers are generally non-exclusive, require us to satisfy minimum purchase requirements, can be terminated on short notice and provide for certain territorial restrictions, as is common in our industry.
          We generally purchase products pursuant to purchase orders placed from time to time in the ordinary course of business. In the future, our suppliers may not be able or may choose not to offer us competitive products on favorable terms without delays. Any future failure or delay by our suppliers in supplying us with products on favorable terms would severely diminish our ability to obtain and deliver products to our customers on a timely and competitive basis. If we lose any of our principal suppliers, or if any supplier imposes substantial price increases and alternative sources of supply are not readily available, it would have a material adverse effect on our results of operations.
          The above risks are to an extent naturally offset by the existence of suppliers whose business requires that they sell certain quantities of products, as well as by the existence of purchasers who require product to supply to their local economy. However natural this cycle of supply and demand may be, we still face the risk that we may not be able to locate sufficient products to purchase or sell for myriad reasons.
OUR FUTURE OPERATING RESULTS WILL DEPEND ON OUR ABILITY TO CONTINUE TO INCREASE OUR SALES SIGNIFICANTLY.
          A large percentage of our total net revenues in recent periods has come from sales of wireless handsets, a segment of our business that operates on a high-volume, low-margin basis. The gross margins that we realize on sales of wireless handsets could be reduced due to increased competition or a growing industry emphasis on cost containment.
          While our absolute operating expenses have increased significantly, our relative operating expenses have decreased because we have been able to enjoy economies of scale. We expect these expenses to continue to increase as we expand our activities and increase our provision of integrated logistics services. Therefore, our future profitability will depend on our ability to increase sales to cover our additional expenses. We may not be able to cause our sales rates to grow substantially. Even if our sales rates do increase, the gross margins that we receive from our sales may not be sufficient to make our future operations profitable.

PART OF OUR MANAGEMENT AND SALES TEAM OPERATE ANOTHER COMPANY IN OUR GENERAL INDUSTRY.
          Four of our executive officers, who also serve on our Board of Directors, collectively own and manage an entity, N2J Limited, which engages in the sale of mobile telephone handsets, which is generally the industry as our own. We do not believe N2J competes with us since N2J does not engage in sales transactions within the United Kingdom, but rather exports all of its products outside the UK. While both Ace and Tricell Distribution sell goods to purchasers located outside the UK, neither of them are involved in the actual exportation of the goods. This distinction is significant because neither Ace nor Tricell Distribution become exposed to VAT refund reclaims. Nonetheless, the commonality of management of N2J and our management, when combined with the similarity of industry, presents a potential conflict of interest. We have entered into a Letter of Intent to acquire N2J and seek to execute a definitive stock purchase agreement by the end of April 2006. This acquisition would be subject to shareholder approval.
A SIGNIFICANT PERCENTAGE OF OUR REVENUES ARE GENERATED OUTSIDE OF NORTH AMERICAIN COUNTRIES WITH VOLATILE CURRENCIES OR OTHER RISKS.
     Foreign currency fluctuations
          The vast majority of our revenues is denominated in the British Pound, a foreign currency. A decrease in the value of the British Pound relative to the U.S. Dollar could result in a significant decrease in our revenues reported in U.S. Dollars. The British Pound has experienced fluctuations in currency exchange rates relative to the US Dollar and we cannot predict the effect that future exchange rate fluctuations will have on our operating results.
     International operations
          We conduct operations in many other territories and countries. The fact that our business operations are conducted in a wide variety of countries exposes us to increased credit risks, customs duties, import quotas and other trade restrictions, potentially greater inflationary pressures, shipping delays, the risk of failure or material interruption of wireless systems and services, possible wireless product supply interruption and potentially significant increases in wireless product prices. Changes may occur in social, political, regulatory and economic conditions or in laws and policies governing foreign trade and investment in the territories and countries where we currently have operations. U.S. laws and regulations relating to investment and trade in foreign countries could also change to our detriment. Any of these factors could have a material adverse effect on our business and operations. We may in the future, decide to terminate certain existing foreign operations. This could result in our incurring significant additional losses.

WE MAY NOT BE ABLE TO MANAGE AND SUSTAIN FUTURE GROWTH AT OUR HISTORICAL AND CURRENT RATES.
          Tricell Distribution has experienced rapid domestic and international growth. We will need to manage our expanding operations effectively, maintain or accelerate our growth as planned and integrate any new businesses which we may acquire into our operations successfully in order to continue our desired growth. If we are unable to do so, particularly in instances in which we have made significant capital investments, our operations could be materially adversely affected.
          Our success in sustaining continued growth will also depend on our ability to:
*	secure adequate supplies of competitive products on a timely basis and on commercially reasonable terms;

*	turn our inventories and collect our accounts receivable in a timely manner;

*	develop additional, and maintain our existing, key relationships with leading network operators and manufacturers and dealers of wireless handsets and accessories;

*	hire and retain additional qualified management, marketing and other personnel to successfully manage our growth, including personnel to monitor our operations, control costs and maintain effective management, inventory and credit controls; and

*	invest significant amounts to enhance our information systems in order to maintain our competitiveness and to develop new logistics services.
          In addition, our growth prospects could be adversely affected by a decline in the wireless telecommunications and data industry generally or in one of its regional divisions, either of which could result in reduction or deferral of expenditures by prospective customers.
RAPID TECHNOLOGICAL CHANGES IN THE WIRELESS TELECOMMUNICATIONS AND DATA INDUSTRY COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS.
          The technology relating to wireless telecommunications and data equipment changes rapidly, and industry standards are constantly evolving resulting in product obsolescence or short product life cycles. We are required to anticipate future technological changes in our industry and to continually identify, obtain and market new products in order to satisfy evolving industry and customer requirements. Competitors or manufacturers of wireless equipment may market products which have perceived or actual advantages over our products or which otherwise render our products obsolete or less marketable. We attempt to offset this risk by remaining in contact with our purchaser contacts and ensuring we only acquire product that we will be able to resell efficiently.
          The use of emerging wireless communications technologies, including Bluetooth, wireless local loop, satellite-based communications systems and other new technologies, may reduce the demand for existing cellular and PCS products. If other companies develop and commercialize new technologies or products in related market segments that compete with existing cellular and PCS technology, it could materially change the types of products that we are forced to offer or result in significant price competition for us. Product obsolescence could result in significantly increased inventories of our unsold products. However, if we elect to stock our inventories in the future with any of these technologies and products, we will run the risk that our existing customers and consumers may not be willing, for financial or other reasons, to purchase new equipment necessary to utilize these new technologies. In addition, the complex hardware and software contained in new wireless handsets could contain defects which become apparent subsequent to widespread commercial use, resulting in product recalls and returns and leaving us with additional unsold inventory.
OUR OPERATING RESULTS FREQUENTLY VARY SIGNIFICANTLY AND RESPOND TO SEASONAL FLUCTUATIONS IN PURCHASING PATTERNS.
          Our operating results are influenced by a number of seasonal factors in the different countries and markets in which we operate. These results may fluctuate from period to period as a result of several factors, including:
*	purchasing patterns of customers in different markets;

*	the timing of introduction of new products by our suppliers and competitors;

*	variations in sales by distribution channels; and

*	product availability and pricing.
          Consumer electronics and retail sales tend to experience increased volumes of sales at the end of the calendar year. This and other seasonal factors normally contribute to an increase in our sales during the fourth quarter of our fiscal year. Our operating results may continue to fluctuate significantly in the future. In addition, if unanticipated events occur, including delays in securing adequate inventories of competitive products at times of peak sales or significant decreases in sales during these periods, it could have a material adverse effect on our operating results.
THE MARKET PRICE OF OUR COMMON STOCK MAY BE VOLATILE.
          The market price of our common stock has fluctuated significantly from time to time. The trading price of our common stock could experience significant fluctuations in the future in response to several factors, which could include actual or anticipated variations in our quarterly operating results; the introduction of new services, products or technologies by us, our suppliers or our competitors; changes in other conditions or trends in the wireless telecommunications and data industry; changes in governmental regulation; or changes in securities analysts’ estimates of our future performance or that of our competitors or our industry in general. General market price declines or market volatility in the prices of stocks for companies in the wireless telecommunications and data industry or in the distribution or integrated logistics services sectors of the wireless telecommunications and data industry could also affect the market price of our common stock.
ITEM 1B. Unresolved Staff Comments
          None.

ITEM 2. Property
          Tricell Distribution’s offices in the United Kingdom, located at 6 Howard Place, Stoke on Trent, Staffordshire, England ST1 4NQ, which we currently lease at rates we believe are at or below market value from an unrelated third party.
          Ace Telecom operates from a leased office building located at 33 Lawton Street, Congleton, Cheshire CW12 1RU United Kingdom. The building is owned by the former owners of Ace, who now serve as executive officers and directors of Tricell, Inc. We believe the ten (10) year lease, executed in 2005, was negotiated on an arms length basis and that the lease rate is at or below market value.
ITEM 3. Legal Proceedings
Liquidation of Inactive Subsidiaries
          We requested that two of our wholly owned subsidiaries, Tricell United Kingdom Limited (“Tricell UK”) and Tricell International Limited (“Tricell Int”), both United Kingdom corporations, be placed into administration, which is the rough equivalent to Chapter 11 reorganization in the United States. The High Court of Birmingham approved our request for administration in proceeding number #2037 for Tricell UK and #2008 for Tricell Int. on January 18, 2005.
          On January 28, 2006, Tricell was notified that Tricell Int. and Tricell UK were moved from administration to creditors’ voluntary liquidation, a United Kingdom equivalent of Chapter 7 liquidation. Neither Tricell nor its subsidiaries have provided any guarantees or security interests to the creditors of either Tricell Int. or Tricell UK. The High Court of Birmingham approved the transfer to liquidation in proceeding number #2037 for Tricell UK and #2008 for Tricell Int.
          Bond Partners, LLP, the liquidator for Tricell Int. and Tricell UK, estimates that there will be no surplus from either entity after all creditors of Tricell UK and Tricell Int. have been paid. As the liquidator estimates that there will be deficiencies in both Tricell Int. and Tricell UK, he does not expect Tricell to receive any income or assets. The estimated deficiencies of the companies in liquidation are:

Tricell International Limited	—	£434,997 (equaling $771,380 as of January 28, 2006)

Tricell (UK) Limited	—	£567,135 (equaling $1,005,700 as of January 28, 2006)

Total	—	£1,002,132 (equaling $1,777,081 as of January 28, 2006)

          The liquidators estimated statement of affairs includes £1,000,000 (equaling $1,773,300 as of January 28, 2006) VAT receivable that was received from the UK government that was previously for VAT tax withheld, but it does not include estimates for potential claims that could be pursued against the UK Government for damages and/or interest due to the withholding actions taken by the UK Government. After investigating potential claims, the likely costs to Tricell in pursuing potential claims, and Tricell’s ultimate recoverability, Tricell’s Board of Directors has decided not to pursue a claim against the UK government on the basis that the funds necessary to pursue such a claim may be better used in Tricell’s operations.
ITEM 4. Submission of Matters to a Vote of Security Holders
          There were no matters submitted to a vote of the Company’s security holders during the fourth quarter of 2005.
PART II
ITEM 5. Market for Common Equity and Related Stockholder Matters
          Our common stock trades on the OTC Bulletin Board under the symbol “TCLL.” The table below sets forth the high and low sale prices for our common stock for only that quarter of 2004 and 2005.
          The quotations below reflect inter-dealer prices, without retail markup, markdown or commission and may not represent actual transactions. All figures reflect a twenty-for-one (20-for-1) forward stock split which became effective on July 22, 2003.

Year	Quarter	High	Low
2004	First	$1.99	$1.20
	Second	$1.60	$0.39
	Third	$0.60	$0.30
	Fourth	$0.60	$0.15

2005	First	$0.34	$0.05
	Second	$0.09	$0.025
	Third	$0.18	$0.02
	Fourth	$0.125	$0.04
Shareholders
          Although as of March 17, 2006, there were approximately 72 shareholders of record holding a total of 101,045,877 shares of common stock, we believe there are approximately 341 beneficial owners of our common stock.
Dividends

          The Company has not declared a cash dividend on its common stock in the last two fiscal years and the Company does not anticipate the payment of future dividends. There are no other restrictions that currently limit the Company’s ability to pay dividends on its common stock other than those generally imposed by applicable state law.
Recent Sales of Unregistered Securities
          The following is a description of the unregistered securities we granted or issued through the date of this report:
•	On November 29, 2005, we issued James Reed, Neil Pursell, Adrian John Sumnall, and Neil Proctor each 500,000 shares upon the satisfaction of Ace Telecom Limited (“Ace”) reaching targeted profitability goals. The securities, which were taken for investment and were subject to appropriate transfer restrictions, were issued without registration under the Securities Act upon the exemption provided in Section 4(2) of the Securities Act.

•	We issued James Reed, Neil Pursell, Adrian John Sumnall, and Neil Proctor each one million shares pursuant to employment agreements executed on November 29, 2006. The securities, which were taken for investment and were subject to appropriate transfer restrictions, were issued as one year of compensation for these persons agreeing to serve as executive officers. These shares were issued without registration under the Securities Act in reliance upon the exemption provided in Section 4(2) of the Securities Act.
ITEM 6. Selected Financial Data

Fiscal Year End	2005	2004	2003	2002
Operating Revenues	$662,903,832	$13,898,503	$99,850,232	$412,586,977
Income (Loss) From Operations	$1,644,859	$(7,556,643)	$(94,334)	$7,905,794
Net Income	$67,544	$(7,524,165)	$159,462	$4,820,908
Earnings Per Share	$0.00	($0.08)	$0.00	$0.06
Total Assets	$53,597,733	$1,052,383	$7,504,880	$14,427,459
          We had experienced tremendous growth in our operations until the end of fiscal year 2002. During 2003 and 2004, a number of factors, primarily the VAT refund dispute which caused management to significantly slow operations, contributed to sharp declines in revenues, income and earnings. With the resolution of the VAT dispute, we recommenced our trading operations and consequently our revenues improved dramatically during 2005.

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
Critical Accounting Policies
ACCOUNTS RECEIVABLE
Accounts receivable are stated at amounts management expects to collect from outstanding balances. Management provides for probable uncollectible amounts through a charge to earnings and a credit to a valuation allowance based on its assessment of the current status of individual accounts. Balances still outstanding after management has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable. No allowance for doubtful accounts was provided at December 31, 2005 and 2004, as the Company considers all accounts receivable to be fully collectible.
GOODWILL AND INTANGIBLE ASSETS
In June 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets, which addresses the accounting for goodwill and other intangible assets. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized, but reviewed on an annual basis for impairment. The Company’s annual evaluation was performed as of December 31, 2005. No impairment losses were identified as a result of this evaluation. Intangible assets consist of intellectual property and customer lists acquired through acquisitions. All of the Company’s intangible assets are amortized on a straight-line basis over their estimated lives of five years. Fully amortized assets are written off against accumulated amortization.
STOCK OPTIONS
During 2005 the Company issued stock options. The Company accounts for its stock options under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. The following table illustrates the effect on net income (loss) and earnings (loss) per share if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.
INCOME TAXES
Deferred income taxes are determined using the liability method in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred income taxes are measured using enacted tax rates expected to apply to taxable operations in years in which such temporary differences are expected to be recovered or settled. The effect on deferred income taxes of a change in tax rates is recognized in the consolidated statement of income of the period that includes the enactment date. In addition, a valuation allowance is established to reduce any deferred tax asset for which it is determined that it is more likely than not that some portion of the deferred tax asset will not be realized.
Overview
          Our revenues increased significantly during 2005, as we recommenced trading operations. We experienced a significant decline in our revenues in 2003 and 2004 when management slowed trading operations in response to a change in the regulatory regime involving VAT refunds. The sharp decline in our revenues and in our trading of mobile telephones and related accessories that began at the very end of 2002 has ended, and our trading operations have resulted in revenues for 2005 exceeding those from 2002, prior to the VAT reform.
          As more fully discussed above in our Description of Business, our trading operations were significantly curtailed in 2003 and in 2004 in response to a change in procedure by the British Commissioners of Customs and Excise regarding VAT refunds. When the regime was temporarily overruled in early 2005, we reinstated our trading operations. The flawed regime was permanently overturned when, on January 12, 2006, the European Court of Justice confirmed the initial ruling in favor of companies such as Tricell, whose VAT refunds had been improperly withheld by Customs.
          On February 14, 2005, our subsidiary, Tricell Distribution, obtained a line of credit worth $3,818,400 (the equivalent of two million pounds as of 2-14-06) to be accessible by Tricell. Because of the prohibitive cost of funding capital acquisitions with the Telco line of credit, we discontinued this line of credit in the third quarter of 2005 and began trading with revenue from operations as well as on credit terms from our suppliers.

          Our primary area of operations is the wireless sector, where we will continue our wholesale international distribution of mobile handsets and electronic equipment. We are continuing to see market growth and an increased demand for our services, in addition to the expansion of our products into new markets, such as the United States. Our sales are diversified, with no one customer accounting for greater than 50% of our sales. These factors will be complimented by developing improved relationships with the wireless manufacturers and the expansion of our integrated logistics services.
Proposed Acquisition
          In the event we acquire N2J Limited, as more fully discussed in the above Business section, we will have a broader platform of markets to sell our products. We believe N2J’s ability to liberally export from the United Kingdom will provide synergies to both Ace and Tricell as their network of purchasers and suppliers will now only be enhanced. This acquisition is subject to a vote of our shareholders, intended to take place at our 2006 annual meeting.
Future Sales Strategy
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
          The size and relative lack of saturation of this market are the primary reasons why we anticipate trying to gain further entry in the United States market.
VAT Damages
          We had previously stated that we intended to attempt to recoup the £800,000 spent on our legal defense to VAT seizures as well as lost profits for the last 20 months in which our VAT refunds were denied. Our seized VAT refund has been recovered, by our former subsidiaries that are in the process of being liquidated, Tricell UK and Tricell Int. However, our board of directors has decided not to seek legal redress of our damages. This decision was reached based on the belief that we were not likely to recover damages in excess of the $2.7 million of liabilities our subsidiaries are having eliminated in liquidation. Instead of dedicating funds to recovering damages, to which we still believe we are entitled, we have decided to focus our financial resources on our trading operations.

Results of Operations

			Increase	Percent
	2005	2004	(Decrease)	Change
Selling, General and Administrative Expenses	$5,913,036	$8,029,391	$(2,516,927)	(31.3%)
Other income (expense)	$(1,456,776)	$(182,871)	$(1,273,524)	(670%)
          Revenue for the year ended December 31, 2005, increased further to $662,903,832, as compared to $13,898,503 for the year ended December 31, 2004. Similar to the increase in revenue, our gross profit for 2005 increased to $7,127,442 from $472,748 in 2004, and we had a pre tax income of $158,583 in 2005 as compared to pre tax loss of $7,739,514 in 2004. We had net income of $67,544 for the year ended 2005, as compared to net loss of $7,524,165 for 2004. The significant increase in our revenue and gross profit are the result of the recommencement of trading operations.
          Selling, general and administrative expenses for the year ended December 31, 2005 were $5,913,036, compared to $8,029,391 for the year ended December 31, 2004.
Liquidity and Capital Resources
          As of December 31, 2005, our cash and cash equivalents were $266,780, as compared to $6 as of December 31, 2004. The increase is primarily due to our increase in revenue for the twelve months ended December 31, 2005 as discussed above. Generally, as our trading operations increase, so do our revenues and capital resources.
          Cash used in operating activities for the year ended December 31, 2005 was $1,644,859 as compared to cash provided by operating activities for the same period of 2004 of $60,766. This change is mainly attributable to a decrease in sales tax (VAT) receivable to $1,783,320 for the year ended 2005, compared to a sales tax receivable of $43,691 for 2004.
          Cash provided by investing activity increased to $1,312,630 for the year ended 2005 as compared to cash used in investing activity of $527,182 for the same period in 2004. This increase is primarily the result of cash acquired in the ACE acquisition of $1,077,002.
          There were no cash flows from financing activities for the year ended 2005 compared to cash provided by financing activities of $208,353 for 2004. The increase in cash provided in financing activities reflects the complete repayment of $4,934,794 to a factor company, a decrease in loans to shareholders from $3,910,324 in 2003 to $531,860 in 2004 and $0 loans to shareholders in 2004 as compared to $249,330 in 2003.
          We believe we have sufficient cash to satisfy our operating requirements for twelve months. We have the ability to restrict our expenditures to the extent cash is not available to purchase our goods, which will then attempt to resell. We anticipate that our re-entry into the intra-European market as a result of the Customs ruling will increase expenses and, if operations are successful, revenues. If the cash reserves are not enough to satisfy our operating needs and we are unable to generate revenues, we will seek bank loans on favorable terms and/or sell additional shares of our equity securities to secure the cash required to conduct our business operations for the next twelve (12) months.
Contractual Obligations
     Obligations under non-cancelable agreements at December 31, 2005 were as follows:

	Payments Due by Period
					More
		Less than		3-5	Than
	Total	One Year	1-3 Years	Years	5 Years
Long-Term Debt Obligations	$0	$0	$0	$0	$0
Capital Lease Obligations			0	—	—
Operating Lease Obligations	—	51,564	103,128	103,128	257,820
Purchase Obligations	—	—	—	—	—
Other Long-Term Liabilities Reflected on the Registrant’s Balance Sheet Under GAAP	—	—	—	—	—

Totals	515,640	51,564	103,128	103,128	$257,820

Off-Balance Sheet Arrangements
     We do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structure finance or special purpose entities (“SPEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes as part of our ongoing business. As of December 31, 2005, we were not involved in any unconsolidated SPE transactions.
ITEM 7A. Quantitative and Qualitative Disclosure About Market Risk
     We have never owned or traded market risk sensitive instruments, or equivalent instruments from which future cash flows can be realized. Our major market risk is changes in foreign currency exchange rates relative to the British Pound, which could impact our results of operations and financial condition. Foreign exchange risk arises from our exposure to fluctuations in foreign currency exchange rates because our reporting currency is the United States dollar. Management seeks to minimize the exposure to foreign currency fluctuations through natural internal offsets to the fullest extent possible. Specifically, we attempt to effect every one of our sales and purchase transactions effected in British Pounds to eliminate currency fluctuations entirely. We further attempt to minimize currency fluctuation risk by effecting purchases of equipment and subsequent resale of such equipment as expeditiously as possible and immediately thereafter convert foreign funds to British Pounds as to minimize the amount of time we are exposed to currency fluctuation. As of December 31, 2005, we had not engaged in any currency arbitrage or hedging activities, although we may in the future. Our debt is not subject to one measure of interest, therefore, the debt is somewhat diversified against interest rate increases.
ITEM 8. Financial Statements and Supplementary Data
     The Company’s financial statements for the fiscal year ended December 31, 2005 are attached hereto beginning on page F-1.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Tricell, Inc. and Subsidiaries
We have audited the accompanying consolidated balance sheet of Tricell, Inc. and subsidiaries as of December 31, 2005, and the related consolidated statements of operations, stockholder’s equity (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audit provides a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tricell, Inc. and subsidiaries as of December 31, 2005, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.
/s/ Whitley Penn LLP
Dallas, Texas
March 29, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and
Stockholders of Tricell, Inc. and Subsidiaries
We have audited the accompanying consolidated balance sheet of Tricell, Inc. and Subsidiaries as of December 31, 2004 and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for each of the two years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tricell, Inc. and Subsidiaries as of December 31, 2004 and the results of its operations and its cash flows for each of the years in the two year periods then ended in conformity with accounting principles generally accepted in the United States of America.
/s/ Berenfeld, Spritzer, Shechter and Sheer
Berenfeld, Spritzer, Shechter and Sheer
Miami, Florida
June 3, 2005

Tricell Inc and Subsidiaries
Consolidated Balance Sheets
December 31, 2005 and 2004

	2005	2004

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$266,780	$6
VAT receivable, net	1,783,320	43,691
Notes and loans receivable	—	57,798
Receivable from shareholder	135,784	59,534
Accounts receivable	50,815,920	503,939
Prepaid expenses and other current assets	329,276	256,809

Total current assets	53,331,080	921,777

Machinery and equipment, net	137,159	53,542

Intangible assets, net of $33,846 and $18,485, respectively	58,579	77,064

Goodwill	70,915	—

TOTAL ASSETS	$53,597,733	$1,052,383

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Income taxes payable	$2,675,072	$2,888,672
Accounts payable	51,447,603	1,163,701
Payable to shareholder	69,173	—
Accrued expenses and other current liabilities	2,717,018	1,253,902
Deferred tax liability	327,131	—

Total current liabilities	57,235,997	5,306,275

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.001 par value, 100,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 500,000,000 shares authorized, 99,030,020 and 93,753,020 shares issued and outstanding during 2005 and 2004, respectively	99,003	93,753
Additional paid-in capital	741,007	314,757
Accumulated deficit	(4,766,367)	(4,833,911)
Accumulated other comprehensive income	640,264	368,391
Deferred compensation	(352,172)	(196,882)

Total stockholders’ deficit	(3,638,264)	(4,253,892)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$53,597,733	$1,052,383

See accompanying notes to consolidated financial statements.

Tricell Inc and Subsidiaries
Consolidated Statements of Operations
Years Ended December 31, 2005, 2004 and 2003

	2005	2004	2003

SALES	$662,903,832	$13,898,503	$99,850,232

COST OF SALES	655,776,390	13,425,755	96,795,080

GROSS PROFIT	7,127,442	472,748	3,055,152

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	5,512,464	8,029,391	3,149,486

INCOME (LOSS) FROM OPERATIONS	1,614,978	(7,556,643)	(94,334)

OTHER INCOME (EXPENSES)
Interest expense and other financing costs	(1,458,726)	(202,183)	(64,934)
Gain (loss) on sale of fixed assets	—	18,839	60,478
Interest income	2,331	473	486,194

Total Other Income (Expenses)	(1,456,395)	(182,871)	481,738

INCOME (LOSS) BEFORE INCOME TAXES	158,583	(7,739,514)	387,404

INCOME TAX BENEFIT (EXPENSE)	(91,039)	215,349	(227,942)

NET INCOME (LOSS)	$67,544	$(7,524,165)	$159,462

EARNING (LOSS) PER SHARE — BASIC AND DILUTED	$—	$(0.08)	$—

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING — BASIC AND DILUTED	94,624,253	93,719,284	74,148,148
See accompanying notes to consolidated financial statements.

Tricell Inc and Subsidiaries
Consolidated Statements of Stockholders’ Equity (Deficit)
Years Ended December 31, 2005, 2004 and 2003

					Accumulated
				Retained	Other	Total
	Common		Additional	Earnings	Compre-	Stockholders'
	Stock	Common	Paid-in	(Accumu-	hensive	Equity
	Shares	Stock	Capital	lated Deficit)	Income	(Deficit)

BALANCE, DECEMBER 31, 2003	93,500,000	$93,500	$—	$2,690,254	$432,401	$3,216,155

Shares issued to management of ACL	253,020	253	314,757	(315,010)	—	—
Deferred compensation	—	—	—	118,128	—	118,128
Comprehensive Loss:
Net loss	—	—	—	(7,524,165)	—	(7,524,165)
Other comprehensive loss, net of income tax expense:
Foreign currency translation adjustment	—	—	—	—	(64,010)	(64,010)

Total comprehensive loss						(7,588,175)

BALANCE, DECEMBER 31, 2004	93,753,020	93,753	314,757	(5,030,793)	368,391	(4,253,892)

Shares issued in acquisition of Ace Telecom	1,000,000	1,000	29,000	—	—	30,000
Shares issued to Port Vale for services	250,000	250	27,250	—	—	27,500
Shares issued to directors	4,000,000	4,000	370,000	(374,000)	—	—
Amortization of deferred compensation	—	—	—	218,711	—	218,711
Comprehensive Income:
Net income	—	—	—	67,544	—	67,544
Other comprehensive income, net of income tax expenses:
Foreign currency translation adjustment, net	—	—	—	—	271,873	271,873

Total comprehensive income:						339,417

BALANCE, DECEMBER 31, 2005	99,003,020	$99,003	$741,007	$(5,118,538)	$640,264	$(3,638,264)

See accompanying notes to consolidated financial statements.

TRICELL INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

	2005	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$67,544	$(7,524,165)	$159,462
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	69,382	122,942	139,204
Amortization of deferred compensation	218,711	118,128	—
Shares issued for services	27,500	—	—
Gain on sale of fixed assets	—	(18,839)	(60,478)
Bad debt expense	—	5,488,559	—
Income tax benefit	—	(231,322)	—
Changes in operating assets and liabilities:
VAT receivable	(1,739,629)	1,372,846	7,782,347
Accounts receivable	(22,715,023)	(463,935)	(82,482)
Prepaid and other current assets	304,515	113,934	(53,750)
Other receivables (payables), net	50,721	—	—
Accounts payable and accrued expenses	22,295,289	1,272,277	(187,321)
VAT payable	—	—	174,859
Other current liabilities	—	(189,659)	—
Income taxes payable	(223,869)	—	209,552

Net Cash Provided By (Used In) Operating Activities	(1,644,859)	60,766	8,081,393

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of machinery and equipment	(318,767)	(17,238)	(401,079)
Proceeds from sale of property	554,395	159,466	287,674
Cash paid in acquisition of ACL	—	(137,550)	—
Cash acquired in acquisition of ACE Telecom	1,077,002	—	—
Loans to third parties	—	(531,860)	(3,910,324)
Loans to shareholders	—	—	(249,330)

Net Cash Provided by (Used In) Investing Activities	1,312,630	(527,182)	(4,273,059)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowing from (repayment to) factor company	—	—	(4,934,794)
Increase (decrease) in bank loans	—	(71,231)	26,614
Repayment of loan by (borrowing from) shareholder	—	279,584	(1,675,292)

Borrowing from (repayment to) third parties	—	—	(1,635,540)

Net Cash Provided by (Used In) Financing Activities	—	208,353	(8,219,012)

NET DECREASE IN CASH	(332,229)	(258,063)	(4,410,678)

EFFECT OF EXCHANGE RATE ON CASH	599,003	74,828	92,711

CASH, BEGINNING OF YEAR	6	183,241	4,501,208

CASH, END OF YEAR	$266,780	$6	$183,241

supplemental DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid during the year	$1,458,726	$185,324	$64,934

Income taxes paid during the year	$—	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Shareholder loans	$—	$59,534	$—

Repossession of automobile by finance company	$—	$185,275	$—

See accompanying notes to consolidated financial statements.

NOTE 1 —	NATURE OF BUSINESS AND CAPITALIZATION

ORGANIZATION AND CAPITALIZATION

Tricell, Inc. and subsidiaries (Tricell UK Limited, Tricell Limited, Tricell Distribution Limited, Tricell Global Limited (formally Tricell Properties Limited), Ace Telecom Limited and Ace Telecom Trading Limited), collectively referred to as the “Company”, was incorporated as 4ForGolf, Inc. in the State of Nevada on July 9, 2001. The Company was in development stage until July 2003, when it acquired two United Kingdom corporations, (Tricell UK LTD, incorporated in October 8, 1999 and Tricell Limited, incorporated on November 11, 1999) in a reverse acquisition. (See Note 3). On July 11, 2003, the Company changed its name to Tricell, Inc.

In July 2003, the Company’s articles of incorporation were amended to increase the authorized number of common stock, $0.001 par value, from 100,000,000 to 500,000,000 and to authorize a class of 100,000,000 shares of preferred stock, $0.001 par value. There were no preferred stock outstanding at December 31, 2005.

Also in July 2003, the Company conducted a forward stock split of its issued and outstanding common stock on a 20 new for 1 old basis. All stock figures have been restated to reflect the stock split.

The Company is a worldwide distributor of mobile telephones and other mobile handset accessories. The Company’s corporate offices are located in Stoke-On-Trent, United Kingdom.

NOTE 2 —	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the Company’s significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows:

BASIS OF ACCOUNTING

The accounts are maintained and the consolidated financial statements have been prepared using the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Tricell, Inc. and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

USE OF ESTIMATES

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts in the consolidated financial statements and accompanying notes. Actual results could differ from these estimates and assumptions.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. At December 31, 2005 and 2004, the Company had no such investments.

ACCOUNTS RECEIVABLE

Accounts receivable are stated at amounts management expects to collect from outstanding balances. Management provides for probable uncollectible amounts through a charge to earnings and a credit to a valuation allowance based on its assessment of the current status of individual accounts. Balances still outstanding after management has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable. No allowance for doubtful accounts was provided at December 31, 2005 and 2004, as the Company considers all accounts receivable to be fully collectible.

GOODWILL AND INTANGIBLE ASSETS

In June 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets, which addresses the accounting for goodwill and other intangible assets. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized, but reviewed on an annual basis for impairment. The Company’s annual evaluation was performed as of December 31, 2005. No impairment losses were identified as a result of this evaluation. Intangible assets consist of intellectual property and customer lists acquired through acquisitions. All of the Company’s intangible assets are amortized on a straight-line basis over their estimated lives of five years. Fully amortized assets are written off against accumulated amortization.

MACHINERY AND EQUIPMENT

Machinery and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets for financial reporting purposes. Expenditures for major renewals and betterments that extend the useful lives are capitalized. Expenditures for normal maintenance and repairs are expensed as incurred. The cost of assets sold or abandoned and the related accumulated depreciation are eliminated from the accounts and any gains or losses are reflected in the accompanying consolidated statement of operations in the respective period. The estimated useful lives range from three to five years.

STOCK OPTIONS

During 2005 the Company issued stock options, which are described more fully in Note 12. The Company accounts for its stock options under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. The following table illustrates the effect on net income (loss) and earnings (loss) per share if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

The following presents pro forma net income and per share data as if a fair value accounting method had been used to account for stock-based compensation.

December 31,
2005

Net income, as reported	$67,544

Less total stock-based employee compensation expense determined under the fair value based method for all awards	17,203

Pro forma net income	$50,341

Earnings per share:
Basic and diluted — as reported	$—

Basic and diluted — pro forma	$—

REVENUE RECOGNITION

The Company recognized revenue in accordance with SEC Staff Accounting Bulletin (“SAB”) 104, Revenue Recognition. Revenue is recognized when title and/or risk of loss have passed to the customer, there is persuasive evidence of an arrangement, delivery has occurred or services have been rendered, the sales price is fixed or determinable, and collectibility is reasonably assured. Revenue is recognized under the gross method in accordance with Emerging Issues Task Force (“EITF”) 99-19, Reporting Revenue Gross as a Principle vs. Net as an Agent. As such, revenue includes the value of the product sold.

The criteria for recognition of revenue are generally met upon shipment to customers, including title transfer, and, therefore, revenue is recognized at the time of shipment. In certain countries, title is retained by the Company for collection purposes only, which does not impact the timing of revenue recognition in accordance to the provisions of SAB 104.

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

INCOME TAXES

Deferred income taxes are determined using the liability method in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred income taxes are measured using enacted tax rates expected to apply to taxable operations in years in which such temporary differences are expected to be recovered or settled. The effect on deferred income taxes of a change in tax rates is recognized in the consolidated statement of operations of the period that includes the enactment date. In addition, a valuation allowance is established to reduce any deferred tax asset for which it is determined that it is more likely than not that some portion of the deferred tax asset will not be realized.

ADVERTISING COSTS

Advertising costs are expensed as incurred. The Company incurred $37,973, $165,555 and $70,253 in advertising costs for the years ended December 31, 2005, 2004 and 2003, respectively, which are included in selling, general and administrative expenses in the consolidated statements of operations.

FOREIGN CURRENCY TRANSLATIONS

The Company’s functional currency is other than the U.S. dollar. All assets and liabilities in the balance sheet are translated at year-end exchange rates. All revenues and expenses in the statement of operations are translated at average exchange rates for the year. Translation gains and losses are not included in determining net income (loss), but are shown in accumulated other comprehensive income (loss) in the stockholders’ equity section of the consolidated balance sheets. Foreign currency transaction gains and losses are included in determining net income and were not significant.

COMPREHENSIVE INCOME

The Company reports comprehensive income (loss) in accordance with the provisions of SFAS No. 130, Reporting Comprehensive Income. Comprehensive income (loss) consists of net income (loss) and foreign currency translation adjustments and is presented in the consolidated statements of stockholders’ equity.

EARNINGS PER SHARE

Basic earnings per share is calculated by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if accounts or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings for the Company. For the years presented herein, basic and diluted earnings (loss) per share are the same. 4,000,000 common stock options have been excluded from the diluted earnings per share calculation for 2005, as they were not dilutive.

FAIR VALUE OF FINANCIAL INSTRUMENTS

In accordance with the reporting requirements of SFAS No. 107, Disclosures About Fair Value of Financial Instruments, the Company calculates the fair value of its assets and liabilities which qualify as financial instruments under this statement and includes this additional information in the notes to consolidated financial statements when the fair is different than the carrying value of those financial instruments. The estimated fair value of accounts receivable and accounts payable approximate the carrying amounts due to the relatively short maturity of these instruments. None of these instruments are held for trading purposes.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In December 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities (“FIN 46R”), which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and, accordingly, should consolidate the entity. FIN 46R replaces FASB Interpretation No. 46, Consolidation of Variable Interest Entities, which was issued in January 2003. The Company is required to apply FIN 46R to variable interests in variable interest entities (“VIEs”) created after December 31, 2003. For variable interests in VIEs created before January 1, 2004, FIN 46R will be applied beginning on January 1, 2005. For any VIEs that must be consolidated under FIN 46R that were created before January 1, 2004, the assets, liabilities, and noncontrolling interests of the VIE initially would be measured at their carrying amounts with any difference between the net amount added to the consolidated balance sheet and any previously recognized interest being recognized as the cumulative effect of a change in accounting principle. If determining the carrying amounts is not practicable, fair value at the date FIN 46R first applies may be used to measure the assets, liabilities, and noncontrolling interest of the VIE. The Company owns no interests in variable interest entities; therefore, FIN 46R did not affect the Company’s consolidated financial statements.

In December 2004, the FASB issued SFAS 123R, Share-Based Payment, which is a revision of SFAS 123, Accounting for Stock Based Compensation, and superseded Accounting Principles Bulletin (“APB”) Opinion 25, Accounting for Stock Issued to Employees. SFAS 123R focuses primarily on share-based payments for employee services, requiring these payments to be recorded using a fair-value-based method. The use of APB 25’s intrinsic value method of accounting for employee stock options has been eliminated. As a result the fair value of stock options granted to employees in the future will be required to be expensed. The impact on the results of operations of the Company will be dependent on the number of options granted and the fair value of those options. For the Company, FASB 123R will be effective in 2006.

NOTE 3 —	ACQUISITIONS

ACQUISITION OF ACE TELECOM LIMITED AND SUBSIDIARY

On June 30, 2005, the Company purchased ACE Telecom Limited and its wholly owned subsidiary, ACE Telecom Trading Limited, collectively referred to as “ACE”. ACE has bolstered the Company’s revenues and added additional customer base. Further, ACE has reinforced the Company’s wholesale trading and distribution business significantly. ACE is in the same line of business of the Company and act complementary because they effect trades through separate networks of suppliers and purchasers. Pursuant to the purchase agreement, the Company acquired all of the issued and outstanding capital stock of ACE, in aggregate, in exchange for 1,000,000 shares of the Company’s common stock. The 1,000,000 shares were valued at $30,000 based on the price of $.03 on the date of acquisition. Pursuant to the purchase agreement, all of the issued and outstanding capital stock of ACE immediately prior to closing was transferred to the Company by the shareholders, who in exchange received the shares of the Company in a pro rata manner. As a result, ACE became a wholly-owned subsidiary of the Company.

The following table sets forth the allocation of the purchase price to ACE’s tangible and intangible assets acquired and liabilities as of June 30, 2005:

Cash	$1,077,002
Accounts receivable, net	27,596,958
Other receivables	370,825
Prepaid expenses and other current assets	6,157
Fixed assets	602,495
Goodwill	70,915
Accounts payable	(28,434,451)
Accrued expenses and other current liabilities	(1,017,279)
Income tax payable	(10,269)
Mortgage payable	(232,353)

Total	$30,000

As part of consideration in the purchase of ACE, the purchase agreement called for the issuance of 2,000,000 additional shares to be issued to the former directors of ACE if certain goals are met. In accordance with SFAS 141, Business Combinations, the Company has not recorded the contingent purchase price since the outcome of the contingency is not determinable beyond a reasonable doubt. If the shares are issued at the resolution of the contingency, it will result in an additional element of cost of the acquired assets and an adjustment to recorded goodwill at such time.

The following unaudited pro forma information presents the results of operations as if the acquisition had occurred as of the beginning of the immediate preceding period. The pro forma information is not necessarily indicative of what would have occurred had the acquisition been made as of such periods, nor is it indicative of future results of operations.

	2005	2004

Sales	$716,462,326	$121,181,220
Net income (loss)	$116,836	$(7,489,203)
Net income (loss) per share — basic and diluted	$—	$(0.08)

ACQUISITION OF ACL DISTRIBUTION LIMITED AND FORMATION OF TRICELL DISTRIBUTION LIMITED AND TRICELL PROPERTIES

On February 9, 2004, the Company purchased certain assets of ACL Distribution Limited, a United Kingdom limited partnership, for a total consideration of approximately $139,000.

The following table sets forth the allocation of the purchase price of ACL’s tangible and intangible assets acquired:

Intangible assets	$92,425
Computer equipment	18,485
Furniture and fixtures	9,237
Accounts receivable	18,485
Other	6

Total	$138,638

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

REPORTING PERIOD

The accompanying consolidated financial statements for the year ended December 31, 2005 depict the results of operations and cash flows of Tricell, Inc., Tricell UK Limited, Tricell International Limited, Tricell Distribution Limited and Tricell Global Limited for the twelve months ended December 31, 2005 and the results of operations and cash flows of Ace Telecom Limited and Ace Telecom Trading Limited from June 30, 2005 (date of acquisition) to December 31, 2005.

The accompanying consolidated financial statements for the year ended December 31, 2004 depict the results of operations and cash flows of Tricell, Inc., Tricell UK Limited, Tricell International Limited for the twelve months ended December 31, 2004 and the results of operations and cash flows of Tricell Distribution Limited from February 9, 2004 (date of acquisition) to December 31, 2004, and the results of Tricell Properties from September 15, 2004.

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

As of March 31, 2004, the balance of the loan (including accrued interest and fees, as discussed above) was $4,712,202. On April 14, 2004, approximately $3,735,000 was to have been repaid. The debtor made representation and gave written notice that they would pay the above balance via a wire transfer. The transfer was never consummated and upon discovery of this fact, the Company took action to recover and secured its position with a security agreement on equipment. A portion of the receivable (approximately $903,700) was received in September of 2004. However, in

December 2004, management determined that the remaining portion of the note was uncollectible. As a result, the Company wrote off the balance due and in the statement of operations for the year ended December 31, 2004 recognized a loss from the write off of $2,580,332, included in selling, general and administrative expenses.

NOTE 5 —	MACHINERY AND EQUIPMENT

As of December 31, 2005 and 2004 machinery and equipment consisted of the following:

	2005	2004
Machinery	$243,244	$108,722

Less: Accumulated Depreciation	(106,085)	(55,180)

Machinery and Equipment, Net	$137,159	$53,542

Depreciation expense was $50,896, $104,600 and $139,204 for the years ended December 31, 2005, 2004 and 2003, respectively.

NOTE 6 —	CREDIT ARRANGEMENTS

During 2005, the Company secured a revolving line-of-credit with Telco Invest Limited (“Telco”) in the principal amount of $3,818,400. This line-of-credit was used during the year and provided the Company with the needed capital to engage in trading operations. Funds received pursuant to the line-of-credit were repaid, and as additional consideration for the line-of-credit, the Company paid Telco a funding charge equal to 50% of the gross profit earned on transactions in which the line-of-credit was used. Due to the acquisition of ACE and the significant cost associated with the use of the line-of-credit, the line was paid in full in the third quarter of 2005 and is no longer used. The line-of-credit has a zero balance as of December 31, 2005.

NOTE 7 —	INCOME TAXES

The provisions for income taxes consisted of the following:

	2005	2004	2003

Current	$101,186	$(231,323)	$209,825
Deferred	(10,147)	15,794	18,117

Total tax expense (benefit)	$91,039	$(215,349)	$227,942

At December 31, 2005 and 2004, the only significant deferred tax asset (liability) of the Company related to foreign currency translation, see Note 10.

A reconciliation of the statutory tax with the effective tax follows:

	2005	2004	2003

UK statutory corporation rate	$95,590	$(1,658,681)	$183,797
Effects of:
Depreciation	(11,765)	(6,003)	2,337
Expenses not allowable for tax purposes	17,361	1,433,361	23,691

Effective tax	$101,186	$(231,323)	$209,825

All taxes of the Company related to the U.K.

NOTE 8 —	EMPLOYEE BENEFIT PLAN

The Company has a defined contribution plan that covers substantially all directors and employees. The Plan provides for the Company to make discretionary contributions, determined annually. No contributions were made during the year ended December 31, 2005. During the years ended December 31, 2004 and 2003, the Company made contributions of approximately $3,700 and $64,000, respectively.

NOTE 9 —	COMMITMENTS AND CONTINGENCIES

Leases

The Company leases office space under two operating lease agreements. One office lease has expired and the Company is currently looking for a new facility and is leasing on a month-to-month basis. The second lease, which is with a related party, expires in August 2015 and requires annual rental payments of approximately $52,000. Total rent expense was $79,923, $112,395 and $16,735 for the years ended December 31, 2005, 2004 and 2003, respectively.

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

During 2004, the Company rescinded their July 15, 2004 acquisition of Discount Intranet Supply Channel Limited (“D-ISC”). Despite the Company’s attempts to negotiate a mutually agreeable rescission, the Company has informed D-ISC that the 29.5 million shares of the Company’s common stock issued to D-ISC are invalid, not fully paid and not non-assessable. The Company has also informed D-ISC that they will vigorously defend any attempt by D-ISC to establish rights in these shares.

NOTE 10 —	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income (loss) consisted of the following at December 31, 2005, 2004 and 2003:

	2005	2004	2003

Foreign currency translation adjustments	$967,395	$490,833	$617,716
Deferred income tax adjustment	(327,131)	(122,442)	(183,315)

	$640,264	$368,391	$432,401

NOTE 11 —	CONCENTRATIONS

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash investments and trade receivables. The Company maintains cash balances at several banks, including accounts in the UK and US. Accounts in the UK are not insured. There were no U.S. uninsured cash balances as of December 31, 2005 or 2004.

As of December 31, 2005, the Company had four customers that accounted for approximately 40%, 22%, 22%, and 12% of the Company’s accounts receivable balance. As of December 31, 2004, the Company had two customers that accounted for approximately 72% and 17% of the Company’s accounts receivable balance.

Net sales to customers in excess of 10% of total sales approximated the following during the years ended December 31, 2005, 2004 and 2003:

Customer	2005	2004	2003

A	28%	21%	19%
B	14%	13%	11%
C	—	10%	—

Purchases from vendors in excess of 10% of total purchases approximated the following during the years ended December 31, 2005, 2004 and 2003:

Vendor	2005	2004	2003

A	17%	20%	18%
B	10%	13%	14%
C	—	12%	—

     Revenues from the United Kingdom and other countries were as follows:

	2005	2004	2003

UK	$352,537,253	$3,425,030	$17,023,049
Cyprus	7,583,101	—	—
Spain	207,081,052	—	—
Portugal	58,388,937	—	—
Netherlands	12,230,087	745,614	20,079,452
Belgium	22,215,412	—	19,291,947
Hong Kong	—	—	18,475,573
France	—	760,320	16,726,056
Other	2,867,990	2,647,282	8,254,155

Total	$662,963,832	$7,578,246	$99,850,232

NOTE 12 —	STOCK OPTIONS

In 2005, the Company issued 4,000,000 stock options, divided equally among the four directors of the Company. The stock options vest 2,000,000 in November 2006 and 2,000,000 in November 2007. The exercise price is equal to the average share price for a 30 day period prior to the vesting date. Such options have a 4 year life.

As of December 31, 2005, the exercise price for the outstanding options had not yet been fixed, and hence such values of these options will be remeasured quarterly until the exercise price is fixed.

Information regarding the pro forma net income is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS No. 123. The fair value of these options was estimated at the date of grant using a Black-Scholes option-pricing model using the following weighted average assumptions:

2005

Volatility	100%
Expected lives	4 years
Expected dividend yield	—
Risk free rate	4.39%

The Black-Scholes options valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure for the fair value of its employee stock options.

NOTE 13 —	RELATED PARTY TRANSACTIONS

During 2003, the Company made several payments to the shareholder in repayment of a loan and inadvertently overpaid him, resulting in a receivable of $271,123 from the shareholder as of December 31, 2003. As of 2004, the balance of this receivable was $59,534. During 2005, this was repaid and as of December 31, 2005 there was a balance payable to the shareholder of $69,173.

As part of the acquisition of ACE there were amounts owed to the Company by their four shareholders of $275,704. These have been repaid in part during 2005 and as of December 31, 2005 the balance receivable from the shareholders was $135,784, divided equally between the four shareholders.

As part of the acquisition of ACE, the Company acquired a building previously owned by ACE. During 2005, the building was sold to a related party for approximately $525,000, which was encumbered by a mortgage of approximately $232,000. No gain or loss was recorded related to the sale. The building is now leased back to the Company by the related party, as discussed in Note 9.

NOTE 14 —	SUBSEQUENT EVENTS

BANKRUPTCY PROCEEDINGS

On January 28, 2006, the Company was notified that two of the Company’s wholly owned subsidiaries, Tricell International Limited (“Tricell Int.”) and Tricell (UK) Limited (“Tricell UK”), were moved from administration, a United Kingdom equivalent of Chapter 11 reorganization, to creditors’ voluntary liquidation, a United Kingdom equivalent of Chapter 7 liquidation. Neither Tricell nor other subsidiaries have provided any guarantees or security interests to the creditors of either Tricell Int. or Tricell UK.

Bond Partners, LLP, the liquidator for Tricell Int. and Tricell UK, estimates that there will be no surplus from after all creditors of Tricell UK and Tricell Int. have been paid. As the liquidator estimates that there will be deficiencies in both Tricell Int. and Tricell UK, he does not expect us to receive any income or assets. The estimated deficiencies of the companies in liquidation are:

Tricell International Limited	—	$758,548
Tricell (UK) Limited	—	$988,970
Total	—	$1,747,518

The liquidators estimated statement of affairs includes $1,843,800 VAT receivable from the UK government that was previously for VAT tax withheld, but it does not include estimates for potential claims that could be pursued against the UK Government for damages and/or interest due to the withholding actions taken by the UK Government. The Company’s Board of Directors, after investigating potential claims, the Company’s likely costs in pursuing potential claims, and the Company’s ultimate recoverability, has decided not to pursue a claim against the UK government on the basis that the funds necessary to pursue such a claim may be better used in the Company’s operations. As a result of this liquidation, as of January 27, 2006, the assets and liabilities of Tricell UK and Tricell Int. were removed from our consolidated financial statements and on that date our net assets, or shareholders equity, increased by $1,747,518.

NOTE 15 —	QUARTERLY FINANCIAL DATA (UNAUDITED)

Selected financial data (unaudited) for the years ended December 31, 2005 and 2004 is set forth below:

			Net Income (Loss)
			Per Share	Weighted Average
2005	Revenues	Net Income (Loss)	Basic/Diluted	Shares Outstanding
First quarter	$56,266,926	$(87,108)	$—	93,726,031
Second quarter	$220,508,455	$(74,930)	$—	93,753,020
Third quarter	$240,167,787	$349,900	$—	94,753,020
Fourth quarter	$145,960,664	$(120,318)	$—	96,264,000

For the year	$662,903,832	$67,544	$—	94,624,253

			Net Income (Loss)
			Per Share	Weighted Average
2004	Revenues	Net Income (Loss)	Basic/Diluted	Shares Outstanding
First quarter	$4,308,161	$(478,246)	$(0.01)	93,539,359
Second quarter	$4,467,745	$(1,063,617)	$(0.01)	93,753,020
Third quarter	$3,996,543	$(877,181)	$(0.01)	93,753,020
Fourth quarter	$1,156,054	$(5,105,121)	$(0.05)	93,753,020

For the year	$13,898,503	$(7,524,165)	$(0.08)	93,719,284

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
     N/A

ITEM 9A.	Controls and Procedures
Introduction.
     “Disclosure Controls and Procedures” are defined in Exchange Act Rules 13a-15(e) and 15d-15(e) as the controls and procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time period specified by the SEC’s rules and forms. Disclosure Controls and Procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principle executive and principal financial officers to allow timely decisions regarding disclosure.
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
Changes in Internal Control Over Financial Reporting.
     During the fiscal year ended December 31, 2005, there were no changes in our Internal Control over Financial Reporting that have materially affected, or are reasonably likely to materially affect, our Internal Control over Financial Reporting. However, we have made, and are continuing to make, changes in our Internal Control over Financial Reporting aimed at enhancing their effectiveness and ensuring that our systems evolve with, and meet the needs of, our business. We are also continually striving to improve our management and operational efficiency, and we expect that our efforts in this regard will enhance and strengthen our Internal Control over Financial Reporting. For example, we expect to hire additional professionals, with the aim of upgrading and reinforcing the technical resources available to our staff. We are also continuing our efforts to upgrade our information technology capabilities.
Evaluation of Disclosure Controls and Procedures.
     The Company’s management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our Disclosure Controls and Procedures as of December 31, 2005. Based upon that evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective as December 31, 2005 to provide reasonable assurance that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the SEC rules and forms.

ITEM 9B.	Other Information
     N/A.
PART III

ITEM 10.	Directors and Executive Officers
     Reference is made to the sections entitled “Election of Directors” and “Consideration of Director Nominees” of our Proxy Statement for our 2006 Annual Meeting of Stockholders, which sections are incorporated by reference.
     Reference is made to the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” of our Proxy Statement for our 2006 Annual Meeting of Stockholders, which sections are incorporated by reference.
     We have adopted a Code of Ethics for Business Conduct and will provide to any person without charge, upon request, a copy of such code of ethics.

ITEM 11. Executive Compensation
     Reference is made to the section entitled “Executive Compensation” of our Proxy Statement for our 2006 Annual Meeting of Stockholders, which section is incorporated by reference.
ITEM 12. Security Ownership of Certain Beneficial Owners and Management
     Reference is made to the section entitled “Security Ownership” of our Proxy Statement for its 2006 Annual Meeting of Stockholders, which section is incorporated by reference.
ITEM 13. Certain Relationships and Related Transactions
     Reference is made to the section entitled “Certain Transaction” of our Proxy Statement for our 2006 Annual Meeting of Stockholders, which section is incorporated herein by reference.
ITEM 14. Principal Accounting Fees and Services
     The information required by this item is incorporated herein by reference from the section entitled “Independent Registered Public Accounting Firm Fee Information” of our Proxy Statement for our 2006 Annual Meeting of Shareholders.
PART IV
ITEM 15. Exhibits and Financial Statement Schedules
(a)	The following documents are filed as part of this report:

1.	Financial Statements.

Our consolidated financial statements are included in Part II, Item 8 of this report:

Independent Auditors’ Report;

Consolidated Balance Sheets as of December 31, 2005 and 2004;

Consolidated Statements of Operations for the Years Ended December 31, 2005, 2004 and 2003;

Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2005, 2004 and 2003;

Consolidated Statements of Cash Flows for Years Ended December 31, 2005, 2004 and 2003;

Notes to Consolidated Financial Statements.

2.	Exhibits

A list of the exhibits filed or furnished with this report on Form 10-K (or incorporated by reference to exhibits previously filed or furnished by us) is provided in the Exhibit Index beginning on page 26 of this report. Those exhibits incorporated by reference herein are indicated as such by the information supplied in the parenthetical thereafter. Otherwise, the exhibits are filed herewith.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 17th day of April 2006.

TRICELL, INC.

Date: April 17, 2006	/s/ Andre Salt

By: Andre Salt
CEO and Chairman of the Board
     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Andre Salt	Date: April 17, 2006

Andre Salt
Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

By:	/s/ Neil Pursell	Date: April 17, 2006

Neil Pursell
Chief Financial Officer and Director
(Principal Financial and Accounting Officer)

By:	/s/ James Reed	Date: April 17, 2006

James Reed
President and Director

By:	/s/Adrian John Sumnall	Date: April 17, 2006

Adrian John Sumnall
Director

By:	/s/ Neil Proctor	Date: April 17, 2006

Neil Proctor
Director

INDEX TO EXHIBITS

EXHIBIT
NO.	DESCRIPTION

3(i)	Articles of Incorporation of the Company. (Incorporated by reference from the Company’s Form 10-SB12G, file number 000-50036, filed on October 11, 2002.)

3(ii)	Bylaws of the Company. (Incorporated by reference from the Company’s Form 10-SB12G, file number 000-50036, filed on October 11, 2002.)

10.1	Loan Agreement, dated February 14, 2005, by and between Tricell Distribution Ltd. and Telco Invest Limited (filed as Exhibit 10 to the Company’s Current Report on Form 10-K filed on June 10, 2005, and incorporated herein by reference).

10.2	Employment Agreement, dated January 26, 2006, by and between the Company and Neil Pursell

10.3	Employment Agreement, dated January 26, 2006, by and between the Company and James Reed

10.4	Employment Agreement, dated January 26, 2006, by and between the Company and Adrian John Sumnall

10.5	Employment Agreement, dated January 26, 2006, by and between the Company and Neil Proctor

10.6	Sale Agreement, dated June 30, 2005, by and between the Company and James Reed, Neil Pursell, John Sumnall, and Neil Proctor (filed as Exhibit 10 to the Company’s Current Report on Form 8-K filed on July 7, 2005, and incorporated herein by reference).

10.7	Letter of Intent dated April 12, 2006 executed by and between the Company and the owners of N2J Limited

21	List of Subsidiaries

31(i)	Certification of Chief Executive Officer of Tricell, Inc. under Section 302 of the Sarbanes-Oxley Act of 2002.

31(ii)	Certification of Chief Financial Officer of Tricell, Inc. under Section 302 of the Sarbanes-Oxley Act of 2002.

32(i)	Certification of Chief Executive Officer of Tricell, Inc. Pursuant to 18 U.S.C. §1350

32(ii)	Certification of Chief Financial Officer of Tricell, Inc. Pursuant to 18 U.S.C. §1350

*	Previously filed as indicated and incorporated herein by reference from the referenced filings previously made by the Company.