Form 10-Q
period 2006-03-31
TRICELL INC
filed 2006-05-15
CIK 1178156

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended March 31, 2006.

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
Yes ☐      No ☑
The number of shares of common stock outstanding as of May 11, 2006 was 101,045,877.

PART I — FINANCIAL INFORMATION
ITEM 1. Financial Statements

ITEM 1. Financial Statements
TRICELL INC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

		December 31,
	March 31, 2006	2005
	(Unaudited)	(Audited)

ASSETS CURRENT ASSETS
Cash and cash equivalents	$41,912	$266,780
VAT receivable, net	5,740,514	1,783,320
Receivable from shareholders	—	135,784
Accounts receivable	139,974,861	50,815,920
Prepaid expenses and other current assets	106,126	329,276

Total current assets	145,863,413	53,331,080

Machinery and equipment, net	103,739	137,159

Intangible assets, net of $38,467 and	53,958	58,579
$33,846, respectively

Goodwill	70,915	70,915

TOTAL ASSETS	$146,092,025	$53,597,733

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Income taxes payable	$798,065	$2,675,072
Accounts payable	139,706,024	51,447,603
Payable to shareholders	697,428	69,173
Accrued expenses and other current liabilities	2,888,206	2,717,019
Deferred tax liability	299,454	327,131

Total current liabilities	144,389,177	57,235,998

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $0.001 par value, 100,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 500,000,000 shares authorized, 101,030,020 and 99,030,020 shares issued and outstanding during 2006 and 2005, respectively	101,030	99,030
Additional paid-in capital	1,018,236	740,980
Retained earnings (accumulated deficit)	240,642	(4,766,367)
Accumulated other comprehensive income	561,897	640,264
Deferred compensation	(218,957)	(352,172)

Total stockholders’ equity (deficit)	1,702,848	(3,638,265)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$146,092,025	$53,597,733

See accompanying notes to consolidated financial statements.

TRICELL INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2006 AND 2005
(Unaudited)

	2006	2005

SALES	$383,537,073	$56,266,926

COST OF SALES	377,709,316	55,488,722

GROSS PROFIT	5,827,757	778,204

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	3,756,364	560,161

INCOME FROM OPERATIONS	2,071,393	218,043

OTHER INCOME (EXPENSE)
Interest expense and other financing costs	(667)	(248,524)
Other expense	(7,007)	—
Gain on net liabilities written off from liquidated subsidiaries	3,620,523	—
Interest income	1,357	286

Total Other Income (Expense)	3,614,205	(248,238)

INCOME (LOSS) BEFORE INCOME TAXES	5,685,598	(30,195)

INCOME TAX BENEFIT (EXPENSE)	678,589	56,913

NET INCOME (LOSS)	$5,007,009	$(87,108)

EARNINGS (LOSS) PER SHARE — BASIC AND DILUTED	$0.05	$—

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING — BASIC AND DILUTED	100,896,687	93,726,031

See accompanying notes to consolidated financial statements.

TRICELL INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2006 AND 2005
(Unaudited)

	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$5,007,009	$(87,108)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	20,638	7,189
Amortization of deferred compensation	133,215	157,504
Shares issued for services	187,000	—
(Gain)/loss on net liabilities written off from liquidated subsidiaries		(3,620,524)
Changes in operating assets and liabilities:
Inventory	—	(1,488,027)
VAT receivable	(3,996,923)	(155,076)
Accounts receivable	(89,307,408)	(20,469,671)
Prepaid and other current assets	151,324	—
Other receivables (payables), net	764,039	(796,761)
Accounts payable and accrued expenses	89,697,978	22,057,121
Other Current Liabilities	—	(22,352)
Income taxes payable	720,426	56,912

Net Cash Provided By (Used In) Operating Activities	(243,226)	(740,269)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of machinery and equipment	(2,538)	—
Loans to third parties	—	(166,555)

Net Cash Provided by (Used In) Investing Activities	(2,538)	(166,555)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in line of credit	—	1,230,431
Borrowing from (repayment to) third parties	—	56,759

Net Cash Provided by (Used In) Financing Activities	—	1,287,190

NET INCREASE (DECREASE) IN CASH	(245,764)	380,366

EFFECT OF EXCHANGE RATE ON CASH	20,896	101,494

CASH, BEGINNING OF PERIOD	266,780	6

CASH, END OF PERIOD	$41,912	$481,866

SUPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid during the period	$—	$—

Income taxes paid during the period	$—	$—

See accompanying notes to consolidated financial statements.

NOTE 1 — NATURE OF BUSINESS AND CAPITALIZATION
Tricell, Inc. and subsidiaries (Tricell UK Limited, Tricell Limited, Tricell Distribution Limited, Tricell Global Limited (formally Tricell Properties Limited), Ace Telecom Limited and Ace Telecom Trading Limited), collectively referred to as the “Company”.
The Company is a worldwide distributor of mobile telephones and other mobile handset accessories. The Company’s corporate offices are located in Stock-On-Trent, United Kingdom.
NOTE 2 — BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q of Regulation S-X. They do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, except as disclosed herein, there has been no material change in information disclosed in the notes to the consolidated financial statements for the year ended December 31, 2005 included in the Company’s Form 10-K filed with the Securities and Exchange Commission. The interim unaudited consolidated financial statements should be read in conjunction with those consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, were made. Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ended December 31, 2006.
PRINCIPLES OF CONSOLIDATION
The consolidated interim financial statements include the accounts of Tricell, Inc. and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.
NOTE 3 — STOCK OPTIONS
The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share-Based Payment, as of January 1, 2006, using the modified prospective application method. This statement requires the recognition of compensation expense when an entity obtains employee services in exchange for stock-based payment transactions.
Prior to January 1, 2006, the Company accounted for stock options granted to directors and employees using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, (APB No. 25”) and related interpretations. APB No. 25 required compensation expense be recognized for grants of stock options when the quoted market price of the Company’s common stock on the date the options were granted exceeds an option’s exercise price. The Company did not grant any stock options with an exercise price that was less than the fair market value of the stock at the date of grant during the period ended March 31, 2005. Accordingly, no compensation cost was recognized in that period in 2005 for its employee stock options in the accompanying financial statements. The Company had adopted the disclosure provisions of Statement of Financial Accounting Standard (”SFAS”) No. 123, Accounting for Stock-Based Compensation, (“SFAS” 123”) and SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure – an Amendment of FASB Statement No. 123, which require the Company to provide pro forma information regarding net income and net income per share as if compensation cost for the Company’s stock options had been determined under the fair value method prescribed by SFAS No. 123.
The Company had not granted any stock options prior to March 31, 2005, and hence there was no pro forma stock compensation expense for the three months ended March 31, 2005. The Company recorded $64,579, net of $27,677 related income tax, as stock compensation expense included in the statement of operations in selling, general, and administrative expense in the three months ended March 31, 2006, related to options outstanding at December 31, 2005. No options were granted in the three months ended March 31, 2006.
NOTE 4 — RELATED PARTY TRANSACTIONS
As part of the acquisition of ACE there were amounts owed to the Company by their four shareholders of $275,704, these amounts have been repaid in part during 2005 and in full in 2006. As of March 31, 2006 there is a balance payable to the directors/shareholders of $697,428.
NOTE 5 — COMMON STOCK ISSUED
On January 19, 2006, the board of the directors of the Company approved issuance of 500,000 shares of common stock to each of the four executives of the Company for past services. Accordingly, the Company recorded expense of $187,000 to selling, general, and administrative expense.
NOTE 6 — COMPREHENSIVE INCOME (LOSS)
Comprehensive income (loss) includes net income (loss) and foreign currency translation adjustments, which are reported separately on the consolidated statements of stockholders’ equity in the Company’s Form 10-K.

	Three Months Ended March 31,
	2006	2005
Net income (loss)	$5,007,009	$(87,108)
Foreign currency translation adjustment, net of tax	(78,368)	72,163

Comprehensive income (loss)	$4,928,641	$(14,945)

NOTE 7 — CONCENTRATIONS
As of March 31, 2006, the Company had three customers that accounted for approximately 46%, 16%, and 11% of the Company’s accounts receivable balance. As of December 31, 2005, the Company had four customers that accounted for approximately 40%, 22%, 22%, and 12% of the Company’s accounts receivable balance.
Net sales to customers in excess of 10% of net sales approximated the following during the three months ended March 31, 2006 and 2005:

Customer	2006	2005
A	21%	77%
B	14%	—
Net purchases from vendors in excess of 10% of total purchases approximated the following during the three months ended March 31, 2006 and 2005:

Vendor	2006	2005
A	20%	55%
B	18%	17%
C	18%	11%
Revenues from the United Kingdom and other countries were as follows during the three months ended March 31, 2006 and 2005:

	Three Months Ended March 31,
	2006	2005
UK	$210,055,669	$53,438,722
Portugal	63,228,212	2,098,259
Netherlands	55,866,559	—
Luxemburg	25,822,610	—
Spain	11,547,603	—
Cyprus	17,016,420	—
United States	—	729,945

Total	$383,537,073	$56,266,926

NOTE 8 — BANKRUPCTY PROCEEDINGS
On January 28, 2006, the Company was notified that two of the Company’s wholly owned subsidiaries, Tricell International Limited (“Tricell International”) and Tricell (UK) Limited (“Tricell UK”), were moved from administration, a United Kingdom equivalent of Chapter 11 reorganization, to creditors’ voluntary liquidation, a United Kingdom equivalent of Chapter 7 liquidation. Neither Tricell nor other subsidiaries have provided any guarantees or security interests to the creditors of either Tricell International or Tricell UK. As a result of this liquidation, as of January 27, 2006, the assets and liabilities of Tricell UK and Tricell International were removed from the Company’s consolidated financial statements, resulting in a gain on net liabilities written off from liquidated subsidiaries of approximately $3,621,000, as reflected in the consolidated statements of operations.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-looking Information
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
Overview
     Our profitability increased significantly during the quarter ended March 31, 2006, as we focused our trading operations into improved gross profit margins (without reducing gross revenues). We have achieved this by retaining and reinvesting the working capital generated from our profitable trading operations during 2005 and continuing in early 2006. We anticipate that our current operations will maintain this level of revenue and profitability throughout the remainder of 2006.
     Our primary area of operations is the wireless sector, where we will continue our wholesale international distribution of mobile handsets and electronic equipment. We are continuing to see market growth and an increased demand for our services, in addition to the expansion of our products into new markets, which we plan to include the United States. These factors are expected to be complimented by developing improved relationships with the wireless manufacturers and the expansion of our integrated logistics services.

Proposed Acquisition of N2J Limited
          We are in negotiations to acquire N2J Limited, a United Kingdom limited company, pursuant to the terms of a Letter of Intent (LOI) dated April 14, 2006. The LOI is subject to the execution of a definitive agreement, and thereafter to the approval of our shareholders. In the event we acquire N2J, we will have a broader platform of markets to sell our products. We believe N2J’s ability to liberally conduct trading from the United Kingdom will provide synergies to both Ace and Tricell as their network of purchasers and suppliers will now only be enhanced. We believe that the acquisition will significantly accelerate future profitability. We intend to seek the approval of our shareholders to acquire N2J at our 2006 annual meeting.
          According to the terms of the LOI, we would acquire 100% of N2J from the in exchange for a total of 210 million shares of our common stock. However, of the total 210 million shares to be issued the acquisition specifies that Tricell will have the right to purchase 120 million shares over a twelve month period at a fixed price of $0.11 per share. Tricell will only be entitled to repurchase a maximum of 10 million shares per month, and may repurchase less shares in the event N2J’s operating profit is not at least $1.5 million per month. The purchase of these shares would be financed through the operating profits of N2J. The remaining 90 million shares issuable to the N2J Shareholders would be subject to a four year vesting schedule. The remaining 90 million Shares (“non-Put Shares”) will vest in four equal annual installments, beginning on January 1, 2007 and ending on January 1, 2010. The non-Put Shares will only vest if the N2J Shareholders remain employed by Tricell at the time of vesting.
          A performance guarantee will require that N2J earn $18 million in operating profit within twelve months of acquisition, or otherwise forfeit a number of the 210 million shares equal to any proportionate shortfall between the actual profits and the target of $18 million.
          Tricell and N2J are currently negotiating the final terms of a definitive acquisition agreement, and conducting due diligence in anticipation of the acquisition. Tricell anticipates submitting the N2J acquisition to a vote of security holders at its 2006 annual meeting, which is expected to be held within the next few months.
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
Results of Operations

	Qtr Ended	Qtr Ended		Percent
	March 31, 2006	March 31, 2005	Increase	Increase
Revenue	$383,537,073	$56,266,926	$327,270,147	582%
Gross Profit	$5,827,757	$778,204	$5,049,553	649%
     The improvements in revenue and gross profit resulted when our 2006 trading operations were expanded relative to our trading operations conducted in the quarter ended March 31, 2005. Further enhancing our results for the quarter ended March 31, 2006 as compared to the same period in 2005 was focus on improved gross profit margins as compared to our 2005 operations due to our ongoing efforts to reduce our cost of sales and economies of scale.

	Qtr Ended	Qtr Ended		Percent
	March 31, 2006	March 31, 2005	Increase	Increase
Selling, General and Administrative Expenses	$3,756,364	$560,161	$3,196,203	571%
Income from Operations	$2,071,393	$218,043	$1,853,350	850%
     Although our selling, general and administrative (SGA) expenses increased, the relative increase for the first quarter of 2006 when compared with the same period of 2005 was 571%, which is less than the 582% increase in our total revenue for the first quarter of 2006 compared to 2005. This 571% increase is related to our increase in trading operations and increased revenue which requires that our administrative expenses increase. However, the lesser increase of SGA expense of 571% when compared to our revenue increase of 582% is the result of our efforts to reduce costs, and to streamline our operations. The significant improvement of 850% in income from operations is the result of our increased revenues, relatively decreased cost of sales, and our relatively lower selling, general and administrative expenses.

	Qtr Ended	Qtr Ended		Percent
	March 31, 2006	March 31, 2005	Increase	Increase
Income from Operations	$2,071,393	$218,043	$1,853,350	850%
Other Income (Expense)	$3,614,205	$(248,238)	$3,862,443	1556%
Income Tax Expense	$678,589	$56,913	$621,676	1092%
Net Income (loss)	$5,007,009	$(87,108)	$5,094,117	5848%
     The increase in other income is almost entirely due to our write off of $3,620,523 of net liabilities when two of our subsidiaries were liquidated in January 2006. This other income added significantly to our already increased income from operations, resulting in net income of $5,007,009 for the quarter ended March 31, 2006, as compared to net loss of $87,108 for the same quarter year ended 2005. Tricell’s increased profit is also the result of both our expandable operations, as well as our reduced cost of capital. For all of the first quarter of 2006, Tricell resumed internally financing its trading activities with cash flow from operations, whereas an external line of credit was used to finance operations for most of 2005.

Liquidity and Capital Resources
          As of March 31, 2006, our cash and cash equivalents were $41,912, as compared to $266,780 as of March 31, 2005. The decrease is primarily due to our discontinuation of the Telco loan and subsequent trading with income from operations.
          Cash used in operating activities for the quarter ended March 31, 2006 was $243,226 as compared to cash used in operating activities for the same period of 2005 of $740,269. The improvement is mainly attributable to net income for the quarter ended March 31, 2006.
          Cash used in investing activity decreased to $2,538 for the quarter ended March 31, 2006 as compared to cash used in investing activity of $166,555 for the same period in 2005. This increase is primarily the result of a decrease in loans to third parties, from $166,555 for the quarter ended March 31, 2005 to $0 for the same period in 2006.
          Cash provided by financing activities for the quarter ended March 31, 2006 was $0, as compared to cash provided by financing activities of $1,287,190 for the same period in 2005. The decrease in cash provided by financing activities reflects the decrease in borrowing from line of credit, from $1,230,431 in for the quarter ended March 31, 2005 to $0 for the same period in 2006 and a decrease in borrowing from third parties, from $56,759 in the quarter ended March 31, 2005 to $0 for the same period in 2006.
          We believe we have sufficient cash to satisfy our operating requirements for twelve months. We have the ability to restrict our expenditures to the extent cash is not available related to working capital for our operations. If the cash reserves are not enough to satisfy our operating needs and we are unable to generate revenues, we will seek bank loans on favorable terms and/or sell additional shares of our equity securities to secure the cash required to conduct our business operations for the next twelve (12) months.
Contractual Obligations
          Obligations under non-cancelable agreements at December 31, 2005 were as follows:

Payments Due by Period
More
		Less than		3-5	Than
	Total	One Year	1-3 Years	Years	5 Years
Long-Term Debt Obligations	$—	$—	$—	$—	$—
Capital Lease Obligations	—	—	—	—	—
Operating Lease Obligations	515,640	51,564	103,128	103,128	257,820
Purchase Obligations	—	—	—	—	—
Other Long-Term Liabilities Reflected on the Registrant’s Balance Sheet Under GAAP	—	—	—	—	—

Totals	515,640	51,564	103,128	103,128	$257,820

Off-Balance Sheet Arrangements
          We do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structure finance or special purpose entities (“SPEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes as part of our ongoing business. As of March 31, 2006, we were not involved in any unconsolidated SPE transactions.
ITEM 3. Quantitative and Qualitative Disclosure about Market Risk
          We have never owned or traded market risk sensitive instruments, or equivalent instruments from which future cash flows can be realized. Our major market risk is changes in foreign currency exchange rates relative to the British Pound, which could impact our results of operations and financial condition. Foreign exchange risk arises from our exposure to fluctuations in foreign currency exchange rates because our reporting currency is the United States dollar. Management seeks to minimize the exposure to foreign currency fluctuations through natural internal offsets to the fullest extent possible. Specifically, we attempt to affect every one of our sales and purchase transactions effected in British Pounds to eliminate currency fluctuations entirely. We further attempt to minimize currency fluctuation risk by effecting purchases of equipment and subsequent resale of such equipment as expeditiously as possible and immediately thereafter convert foreign funds to British Pounds as to minimize the amount of time we are exposed to currency fluctuation. As of March 31, 2006, we had not engaged in any currency arbitrage or hedging activities, although we may in the future. Our debt is not subject to one measure of interest, therefore, the debt is somewhat diversified against interest rate increases.
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
ITEM 6. Exhibits and Reports on Form 8-K
(a) Exhibits. Exhibits required to be attached by Item 601 of Regulation S-K are listed in the Index to Exhibits beginning on page 15 of this Form 10-Q, which is incorporated herein by reference.

SIGNATURES
          In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 15th day of May, 2006.

TRICELL, INC.

/s/ Neil Pursell By: Neil Pursell, Chief Financial Officer

INDEX TO EXHIBITS

EXHIBIT
NO.	DESCRIPTION
3(i)	Articles of Incorporation of the Company. (Incorporated by reference from the Company’s Form 10-SB12G, file number 000-50036, filed on October 11, 2002.)

3(ii)	Bylaws of the Company. (Incorporated by reference from the Company’s Form 10-SB12G, file number 000-50036, filed on October 11, 2002.)

10.1	Loan Agreement, dated February 14, 2005, by and between Tricell Distribution Ltd. and Telco Invest Limited (filed as Exhibit 10 to the Company’s Current Report on Form 10-K filed on June 10, 2005, and incorporated herein by reference).

10.2	Employment Agreement, dated January 26, 2006, by and between the Company and Neil Pursell (filed as Exhibit 10.2 to the Company’s Annual Report on Form 10-K filed on April 17, 2006, and incorporated herein by reference)

10.3	Employment Agreement, dated January 26, 2006, by and between the Company and James Reed (filed as Exhibit 10.3 to the Company’s Annual Report on Form 10-K filed on April 17, 2006, and incorporated herein by reference)

10.4	Employment Agreement, dated January 26, 2006, by and between the Company and Adrian John Sumnall (filed as Exhibit 10.4 to the Company’s Annual Report on Form 10-K filed on April 17, 2006, and incorporated herein by reference)

10.5	Employment Agreement, dated January 26, 2006, by and between the Company and Neil Proctor (filed as Exhibit 10.5 to the Company’s Annual Report on Form 10-K filed on April 17, 2006, and incorporated herein by reference)

10.6	Sale Agreement, dated June 30, 2005, by and between the Company and James Reed, Neil Pursell, John Sumnall, and Neil Proctor (filed as Exhibit 10 to the Company’s Current Report on Form 8-K filed on July 7, 2005, and incorporated herein by reference).

10.7	Letter of Intent dated April 14, 2006 executed by and between the Company and the owners of N2J Limited (filed as Exhibit 10.7 to the Company’s Annual Report on Form 10-K filed on April 17, 2006, and incorporated herein by reference)

21	List of Subsidiaries

31(i)	Certification of Chief Executive Officer of Tricell, Inc. under Section 302 of the Sarbanes-Oxley Act of 2002.

31(ii)	Certification of Chief Financial Officer of Tricell, Inc. under Section 302 of the Sarbanes-Oxley Act of 2002.

32(i)	Certification of Chief Executive Officer of Tricell, Inc. Pursuant to 18 U.S.C. §1350

32(ii)	Certification of Chief Financial Officer of Tricell, Inc. Pursuant to 18 U.S.C. §1350