Form 10-Q
period 2006-06-30
TRICELL INC
filed 2006-08-18
CIK 1178156

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended June 30, 2006.

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
011 44 870 753 2360
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
Yes ☐      No ☑
     The number of shares of common stock outstanding as of August 11, 2006 was 101,045,877.

PART I — FINANCIAL INFORMATION
ITEM 1. Financial Statements
TRICELL INC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

		December 31,
	June 30, 2006	2005
	(Unaudited)	(Audited)

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$98,141	$266,780
VAT receivable, net	8,518,837	1,783,320
Receivable from shareholders	—	135,784
Accounts receivable	205,883,489	50,815,920
Accounts receivable, related party	22,511,527	—
Prepaid expenses and other current assets	142,024	329,276

Total current assets	237,154,018	53,331,080

Machinery and equipment, net	94,407	137,159

Intangible assets, net of $43,088 and $33,846, respectively	49,337	58,579

Goodwill	70,915	70,915

TOTAL ASSETS	$237,368,677	$53,597,733

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Income taxes payable	$1,719,861	$2,675,072
Accounts payable	226,412,751	51,447,603
Payable to shareholders	728,431	69,173
Accrued expenses and other current liabilities	4,382,245	2,717,019
Deferred tax liability	271,777	327,131

Total current liabilities	233,515,065	57,235,998

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $0.001 par value, 100,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 500,000,000 shares authorized, 101,030,020 and 99,030,020 shares issued and outstanding during 2006 and 2005, respectively	101,030	99,030
Additional paid-in capital	1,110,519	740,980
Retained earnings (accumulated deficit)	2,010,024	(4,766,367)
Accumulated other comprehensive income	757,157	640,264
Deferred compensation	(125,118)	(352,172)

Total stockholders’ equity (deficit)	3,853,612	(3,638,265)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$237,368,677	$53,597,733

See accompanying notes to consolidated financial statements.

TRICELL INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 2006 AND 2005
(Unaudited)

	2006	2005

SALES	$357,387,776	$220,508,455

COST OF SALES	352,360,313	219,100,603

GROSS PROFIT	5,027,463	1,407,852

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	2,053,429	651,866

INCOME FROM OPERATIONS	2,974,034	755,986

OTHER INCOME (EXPENSE)
Interest expense and other financing costs	(320,460)	(847,338)
Other expense	—	—
Gain on net liabilities written off from liquidated subsidiaries	—	—
Rental income	465	—
Interest income	196	33

Total Other Income (Expense)	(319,799)	(847,305)

INCOME (LOSS) BEFORE INCOME TAXES	2,654,235	(91,319)

INCOME TAX BENEFIT (EXPENSE)	(884,853)	16,389

NET INCOME (LOSS)	$1,769,382	$(74,930)

EARNINGS (LOSS) PER SHARE — BASIC AND DILUTED	$0.02	$—

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING — BASIC AND DILUTED	101,030,020	93,753,020

See accompanying notes to consolidated financial statements.

TRICELL INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
SIX MONTHS ENDED JUNE 30, 2006 AND 2005
(Unaudited)

	2006	2005

SALES	$740,924,849	$276,775,381

COST OF SALES	730,069,629	274,589,325

GROSS PROFIT	10,855,220	2,186,056

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	5,809,795	1,216,483

INCOME FROM OPERATIONS	5,045,425	969,573

OTHER INCOME (EXPENSE)
Interest expense and other financing costs	(321,128)	(1,091,406)
Other expense	(7,007)	—
Gain on net liabilities written off from liquidated subsidiaries	3,620,523	—
Rental income	465	—
Interest income	1,553	319

Total Other Income (Expense)	3,294,406	(1,091,087)

INCOME (LOSS) BEFORE INCOME TAXES	8,339,831	(124,514)

INCOME TAX BENEFIT (EXPENSE)	(1,563,442)	(40,524)

NET INCOME (LOSS)	$6,776,389	$(162,038)

EARNINGS (LOSS) PER SHARE — BASIC AND DILUTED	$0.07	$—

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING — BASIC AND DILUTED	100,952,672	93,753,020

See accompanying notes to consolidated financial statements.

TRICELL INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2006 AND 2005
(Unaudited)

	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$6,776,389	$(162,038)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	42,205	19,128
Amortization of deferred compensation	227,054	196,880
Bad debt	—	72,457
Shares issued for services	371,539	—
(Gain)/loss on net liabilities written off from liquidated subsidiaries	(3,620,523)	—
Changes in operating assets and liabilities:
VAT receivable	(6,775,246)	(154,318)
Accounts receivable	(177,727,563)	309,859
Prepaid and other current assets	115,426	(4,802)
Other receivables (payables), net	795,042	110,433
Accounts payable and accrued expenses	177,898,744	9,968
Other Current Liabilities	—	129,699
Income taxes payable	1,614,545	39,486

Net Cash Provided By Operating Activities	(282,388)	566,752

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of machinery and equipment	(10,152)	(62,305)
Cash paid in acquisition of ACE Telecom	—	1,090,900
Loans to shareholders	—	(31,394)
Loans to third parties	—	(175,764)

Net Cash Provided by (Used In) Investing Activities	(10,152)	821,437

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowing from (repayment to) third parties	—	55,724

Net Cash Provided by Financing Activities	—	55,724

NET INCREASE (DECREASE) IN CASH	(292,540)	1,443,913

EFFECT OF EXCHANGE RATE ON CASH	123,901	(43,206)

CASH, BEGINNING OF PERIOD	266,780	6

CASH, END OF PERIOD	$98,141	$1,400,893

SUPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid during the period	$8,276	$1,086,953

Income taxes paid during the period	$—	$—
SUPPLEMENTAL DISCLOSURE OF NON-CASH
INVESTING AND FINANCING ACTIVITIES:
253,020 shares issued for deferred compensation 1,000,000 shares of common stock issued for the acquisition of ACE Telecom		$30,000

See accompanying notes to consolidated financial statements.

NOTE 1 — NATURE OF BUSINESS AND CAPITALIZATION
Tricell, Inc. and subsidiaries (Tricell Distribution Limited, Tricell Global Limited (formally Tricell Properties Limited), Ace Telecom Limited and Ace Telecom Trading Limited), are collectively referred to herein as the “Company”.
The Company is a worldwide distributor of mobile telephones and other mobile handset accessories. The Company’s corporate offices are located in Stoke-On-Trent, United Kingdom.
NOTE 2 — BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q of Regulation S-X. They do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, except as disclosed herein, there has been no material change in information disclosed in the notes to the consolidated financial statements for the year ended December 31, 2005 included in the Company’s Form 10-K filed with the Securities and Exchange Commission. The interim unaudited consolidated financial statements should be read in conjunction with those consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, were made. Operating results for the six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ended December 31, 2006.
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
Prior to January 1, 2006, the Company accounted for stock options granted to directors and employees using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, (APB No. 25”) and related interpretations. APB No. 25 required compensation expense be recognized for grants of stock options when the quoted market price of the Company’s common stock on the date the options were granted exceeds an option’s exercise price. The Company did not grant any stock options with an exercise price that was less than the fair market value of the stock at the date of grant during the period ended June 30, 2005. Accordingly, no compensation cost was recognized in that period in 2005 for its employee stock options in the accompanying financial statements. The Company had adopted the disclosure provisions of Statement of Financial Accounting Standard (”SFAS”) No. 123, Accounting for Stock-Based Compensation, (“SFAS” 123”) and SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure – an Amendment of FASB Statement No. 123, which require the Company to provide pro forma information regarding net income and net income per share as if compensation cost for the Company’s stock options had been determined under the fair value method prescribed by SFAS No. 123.

The Company had not granted any stock options prior to June 30, 2005, and hence there was no pro forma stock compensation expense for the six months ended June 30, 2005. The Company recorded $64,579, net of $27,677 related income tax, as stock compensation expense included in the statement of operations in selling, general, and administrative expense in the three months ended June 30, 2006. The Company recorded $129,158, net of $55,354 related income tax, as stock compensation expense included in the statement of operations in selling, general, and administrative expense in the six months ended June 30, 2006, related to options outstanding at December 31, 2005. No options were granted in the six months ended June 30, 2006.
NOTE 4 — CREDIT ARRANGEMENT
During 2006, the Company entered into a Conditional Joint Venture Loan Agreement (“Loan”) with Global Financial Services Management Limited (Hong Kong). The loan bears finance costs equal to 50% of the gross profit earned on transactions in which the Loan was used. This Loan has been used during the year and has provided the Company with the additional working capital needed to engage in increasing its trading operations. Funds received pursuant to the Loan (approximately $930,000, or 500,000 GBP) were not yet due to be repaid and were outstanding as of June 30, 2006. Approximately $318,000 (175,000 GBP) in finance costs is included in accrued expenses and other current liabilities on the accompanying balance sheet, and in interest expense and other financing costs in the accompanying statement of operations. The Loan has a term of one year and continues in effect until 80 days notice is given by either party. The Loan is secured by the goods purchased to affect such sales transactions.
NOTE 5 — RELATED PARTY TRANSACTIONS
As part of the acquisition of ACE there were amounts owed to the Company by their four shareholders of $275,704, these amounts have been repaid in part during 2005 and in full in 2006. As of June 30, 2006 there is a balance payable to the directors/shareholders of $728,431.
During the three and six months ended June 30, 2006 the Company had sales of approximately $17,188,000 and $99,842,000 to N2J, Inc., a company owned by certain of the directors of Tricell. These sales accounted for approximately 5% and 13% of total sales for the three and six months ended June 30, 2006, respectively. The Company also had an accounts receivable of approximately $22,512,000 due from N2J as of June 30, 2006, which accounted for approximately 10% of total accounts receivable.
NOTE 6 — COMPREHENSIVE INCOME (LOSS)
Comprehensive income (loss) includes net income (loss) and foreign currency translation adjustments, which are reported separately on the consolidated statements of stockholders’ equity in the Company’s Form 10-K.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Net income (loss)	$1,769,382	$(74,930)	$6,776,389	$(162,038)
Foreign currency translation adjustment, net of tax	195,261	108,994	116,893	181,157

Comprehensive income (loss)	$1,964,643	$34,064	$6,893,282	$19,119

NOTE 7 — CONCENTRATIONS
As of June 30, 2006, the Company had three customers that accounted for approximately 20%, 20%, and 10% of the Company’s accounts receivable balance. As of December 31, 2005, the Company had four customers that accounted for approximately 40%, 22%, 22%, and 12% of the Company’s accounts receivable balance.
Net sales to customers in excess of 10% of net sales approximated the following during the three months and six months ended June 30, 2006 and 2005:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Customer	2006	2005	2006	2005
A	14%	49%	14%	39%
B	13%	33%	—	26%
C	11%	16%	—	16%
D	11%	—	—	13%
E	10%	—	—	—
Net purchases from vendors in excess of 10% of total purchases approximated the following during the three months and six months ended June 30, 2006 and 2005:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Vendor	2006	2005	2006	2005
A	27%	47%	14%	39%
B	—	32%	14%	26%
C	—	17%	12%	13%
D	—	—	12%	11%
Revenues from the United Kingdom and other countries were as follows during the three months and six months ended June 30, 2006 and 2005:

	Three Months Ended June 30,
	2006	2005
UK	$213,760,773	$111,037,238
Portugal	95,899,236	34,928,646
Netherlands	—	—
Luxemburg	25,683,403	—
Spain	1,770,786	74,540,275
France	20,273,578	—
Cyprus	—	—
United States	—	2,296

Total	$357,387,776	$220,508,455

	Six Months Ended June 30,
	2006	2005
UK	$423,816,442	$165,009,628
Portugal	159,127,448	75,228,099
Netherlands	55,866,559	—
Luxemburg	51,506,013	—
Spain	13,318,389	35,812,082
France	20,273,578	—
Cyprus	17,016,420	—
United States	—	725,572

Total	$740,924,849	$276,775,381

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
Overview
     During the quarter ended June 30, 2006, we maintained our level of profitability from operations for the first quarter of 2006, which represents a significant improvement from our profitability for the quarter ended June 30, 2005. This improvement is due to our continued focus on trading operations. We have achieved this by retaining and reinvesting the working capital generated from our profitable trading operations during 2005 and continuing in the first half of 2006 and additionally achieving short-term debt financing. We anticipate that our current operations will maintain this level of revenue and profitability throughout the remainder of 2006.
     The primary area of our operations is the wireless sector, where we will continue our wholesale international distribution of mobile handsets and electronic equipment. We are continuing to see market growth and an increased demand for our services, in addition to the expansion of our products into new markets, which we plan to include the United States by the end of the second quarter for 2007. These factors are expected to be complimented by developing improved relationships with the wireless manufacturers and the expansion of our integrated logistics services.
Proposed Acquisition of N2J Limited
     We are continuing our negotiations to acquire N2J Limited, a United Kingdom limited company. The Letter of Intent (LOI), dated April 14, 2006, we entered into with N2J expired on May 15, 2006 but we expect to execute a new LOI before August 31, 2006. In the event we acquire N2J, we will have a broader platform of markets to sell our products. We believe N2J’s ability to liberally conduct trading from the United Kingdom will provide synergies of our current subsidiaries, as their network of purchasers and suppliers will now only be enhanced. We believe that this acquisition will significantly accelerate future profitability.

Future Sales Strategy
     To deliver our strategy we will:
     Continue to build our relationships with wireless manufacturers, broadening our portfolio with these manufacturers and expanding the number of customers to whom we supply;
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
Results of Operations
SIX MONTHS ENDED JUNE 30, 2006 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2005
     The following discussion should be read in conjunction with the audited financial statements and notes thereto included in our annual report on Form 10-K for the fiscal year ended December 31, 2005. Comparisons made between reporting periods herein are for the six month period ended June 30, 2006 as compared to the same period in 2005.

	Six Months	Six Months
	June 30, Ended	June 30, Ended		Percent
	2006	2005	Increase	Increase
Revenue	$740,924,849	$276,755,381	$464,149,468	168%
Gross Profit	$10,855,220	$2,186,056	$8,669,164	397%
     The improvements in revenue and gross profit resulted when our 2006 trading operations were expanded relative to our trading operations conducted in the six months ended June 30, 2005. Further enhancing our results for six months ended June 30, 2006 as compared to the same period in 2005 was our focus on improved gross profit as compared to our 2005 operations due to our ongoing efforts to reduce our cost of sales and economies of scale.

	Six Months	Six Months
	June 30, Ended	June 30, Ended		Percent
	2006	2005	Increase	Increase
Gross Profit	$10,855,220	$2,186,056	$8,669,164	397%
Selling, General and Administrative Expenses	$5,809,795	$1,216,483	$4,593,309	378%
Income from Operations	$5,045,428	$969,573	$4,075,855	420%

     Our selling, general and administrative expenses increased for first six months of 2006 when compared with the same period of 2005. This 378% increase is related to our increase in trading operations and increased revenue which require that our administrative expenses increase. The improvement, 420% in income from operations is the result of our increased revenues, relatively decreased cost of sales, and our relatively lower selling, general and administrative expenses. Additionally, in the first six months ended June 30, 2006, Tricell resumed internally financing nearly all of its trading activities with cash flow from operations, whereas an external line of credit was used to finance a substantial portion of operations for most of 2005.

	Six Months	Six Months
	Ended June 30,	Ended		Percent
	2006	June 30, 2005	Increase	Increase
Income from Operations	$5,045,428	$969,573	$4,075,855	420%
Other Income (Expense)	$3,294,406	$(1,091,087)	$4,385,493	402%
Income Tax Benefit (Expense)	$(1,563,442)	$(40,524)	$1,522,918	3758%
Net Income (loss)	$6,776,389	$(162,038)	$6,938,427	4282%
     The increase in other income is almost entirely due to our write off of approximately $3,621,000 of net liabilities when two of our subsidiaries were liquidated in January 2006. Also contributing to our improved profitability is our reduction of interest expense and financing costs to $321,128 for the six months ended June 30, 2006 from $1,091,406 for the six months ended June 30, 2005. This other income added significantly to our already increased income from operations, resulting in net income of $6,776,389 for the six months ended June 30, 2006, as compared to net loss of $162,038 for the same period in 2005.
THREE MONTHS ENDED JUNE 30, 2006 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2005
     The following discussion should be read in conjunction with the audited financial statements and notes thereto included in our annual report on Form 10-K for the fiscal year ended December 31, 2005. Comparisons made between reporting periods herein are for the three-month period ended June 30, 2006 as compared to the same period in 2005.

	Three Months	Three Months
	Ended	Ended		Percent
	June 30, 2006	June 30, 2005	Increase	Increase
Revenue	$357,387,776	$220,508,455	$136,879,321	62%
Gross Profit	$5,027,463	$1,407,852	$3,619,611	257%
     Our sales revenue increased to $357,387,776 for the three months ended June 30, 2006 from $220,508,445 for the same period in 2005. The increase in sales revenue is due to continued expansion of our trading operations.

	Three Months	Three Months
	Ended	Ended		Percent
	June 30, 2006	June 30, 2005	Increase	Increase
Gross Profit	$5,027,463	$1,407,852	$3,619,611	257%
Selling, General and Administrative Expenses	$2,053,429	$651,866	$1,401,563	215%
Income from Operations	$2,974,034	$755,986	$2,218,048	293%
     Our selling, general and administrative (SGA) expenses increased for the second quarter of 2006 when compared with the same period of 2005. This 215% increase is related to our increase in trading operations and increased revenue which requires that our administrative expenses increase. The improvement, 293% in income from operations is the result of our increased revenues, relatively decreased cost of sales, and our relatively lower selling, general and administrative expenses.

	Three	Three
	Months	Months
	Ended	Ended		Percent
	June 30, 2006	June 30, 2005	Increase/(Decrease)	Increase/(Decrease)
Income from Operations	$2,974,034	$755,986	$2,218,048	293%
Other Income (Expense)	$(319,799)	$(847,305)	$(527,506)	(62%)
Income Tax Benefit (Expense)	$(884,853)	$16,389	$(901,242)	(5499%)
Net Income (Loss)	$1,769,382	$(74,930)	$1,844,312	2461%
     We had net income of $1,769,382 for the three months ended June 30, 2006 as compared to a net loss of $74,930 for the three months in 2005. The increase in income was due to our expanded trading operations as well as a reduction of interest expense and financing costs in the three months ended June 30, 2006 to $320,460, from $847,338 for the three months ended June 30, 2005.
Liquidity and Capital Resources
     As of June 30, 2006, our cash and cash equivalents were $98,141, as compared to $266,780 as of December 31, 2005. The decrease is primarily due to working capital needs of our expanded operations.

	Six months	Six months
	ended June 30,	ended June 30,
	2006	2005
Cash Provided By (Used In)	$(282,388)	$566,752
Operating Activities
     Cash used in operating activities for the six months ended June 30, 2006 was $282,388 as compared to cash provided by operating activities for the same period of 2005 of $566,752. The change is mainly attributable to the fact that our expanding operations required more working capital in 2006.

	Six months	Six months
	ended June 30,	ended June 30,
	2006	2005
Cash Provided by (Used In) Investing Activities	$(10,152)	$821,437
     Cash used in investing activities decreased to $10,152 for the six months ended June 30, 2006 as compared to cash provided by investing activities of $821,437 for the same period in 2005. This decrease is primarily the result of a decrease in loans to third parties, from $175,764 for the six months ended June 30, 2005 to $0 for the same period in 2006; a decrease on loans to shareholders, from $31,394 for the six months ended June 30, 2005 to $0 for the same period in 2006; and a decrease in cash paid in the acquisition of Ace Telecom, from $1,090,900 for the six months ended June 30, 2005, to $0 for the same period in 2006.

	Six months	Six months
	ended June 30,	ended June 30,
	2006	2005
Cash Provided by (Used In) Financing Activities	$—	$55,724
     Cash provided by financing activities for the six months ended June 30, 2006 was $0, as compared to cash provided by financing activities of $55,724 for the same period in 2005. The decrease in cash provided by financing activities reflects our lack of borrowing for the six months ended June 30, 2006, as opposed to borrowing of $55,724 for the same period in 2005
     We believe we have sufficient cash to satisfy our operating requirements for twelve months. We have the ability to restrict our expenditures to the extent cash is not available related to working capital for our operations. If the cash reserves are not enough to satisfy our operating needs and we are unable to generate revenues, we will seek bank loans on favorable terms and/or sell additional shares of our equity securities to secure the cash required to conduct our business operations for the next twelve (12) months.
Off-Balance Sheet Arrangements
     We do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structure finance or special purpose entities (“SPEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes as part of our ongoing business. As of June 30, 2006, we were not involved in any unconsolidated SPE transactions.
ITEM 3. Quantitative and Qualitative Disclosure about Market Risk
     We have never owned or traded market risk sensitive instruments, or equivalent instruments from which future cash flows can be realized. Our major market risk is changes in foreign currency exchange rates relative to the British Pound, which could impact our results of operations and financial condition. Foreign exchange risk arises from our exposure to fluctuations in foreign currency exchange rates because our reporting currency is the United States dollar. Management seeks to minimize the exposure to foreign currency fluctuations through natural internal offsets to the fullest extent possible. Specifically, we attempt to affect every one of our sales and purchase transactions in British Pounds to eliminate currency fluctuations entirely. We further attempt to minimize currency fluctuation risk by effecting purchases of equipment and subsequent resale of such equipment as expeditiously as possible and immediately thereafter convert foreign funds to British Pounds as to minimize the amount of time we are exposed to currency fluctuation. As of June 30, 2006, we had not engaged in any currency arbitrage or hedging activities, although we may in the future. Our debt is not subject to one measure of interest, therefore, the debt is somewhat diversified against interest rate increases.
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
ITEM 6. Exhibits
(a) Exhibits. Exhibits required to be attached by Item 601 of Regulation S-K are listed in the Index to Exhibits beginning on page 10 this Form 10-Q, which is incorporated herein by reference.

SIGNATURES
     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 18th day of August, 2006.

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