Form 10-Q
period 2006-09-30
TRICELL INC
filed 2006-11-22
CIK 1178156

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 0-50036

TRICELL, INC.
(Exact name of registrant as specified in its charter)

Nevada	88-0504530
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

33 Lawton Place, Congleton, Cheshire, CW12 1RU, United Kingdom
(Address of principal executive offices) (Zip Code)

011 44 870 753 2360
(Registrant’s telephone number, including area code)

6 Howard Place, Stoke-on-Trent, Staffordshire, ST1 4NQ United Kingdom
(former address of principal executive offices)

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

Yes ☐      No ☑

     The number of shares of common stock outstanding as of November 17, 2006 was 340,545,877.

TRICELL, INC.

PART I — FINANCIAL INFORMATION

ITEM 1. Financial Statements

TRICELL INC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2006	2005
	(Unaudited)	(Audited)
ASSETS CURRENT ASSETS
Cash and cash equivalents	$257,364	$266,780
VAT receivable, net	79,659,703	1,783,320
Receivable from stockholders	—	135,784
Accounts receivable	284,408,532	50,815,920
Prepaid expenses and other current assets	172,865	329,276
Total current assets	364,498,464	53,331,080
Machinery and equipment, net	79,078	137,159
Intangible assets, net of accumulated amortization of $214,376 and	9,878,049	58,579
$33,846, respectively
Goodwill	38,870,915	70,915
TOTAL ASSETS	$413,326,506	$53,597,733
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES
Income taxes payable	$4,169,128	$2,675,072
Accounts payable	333,024,182	51,447,603
Payable to former NJJ stockholders	13,860,014	69,173
Accrued expenses and other current liabilities	6,563,522	2,717,019
Deferred tax liability	138,880	327,131
Derivative liability	24,936,282	—
Liability to former NJJ stockholders	24,000,000	—
Total current liabilities	406,692,008	57,235,998
STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $0.001 par value, 100,000,000 shares authorized, 8,500,000 issued and outstanding	8,500	—
Common stock, $0.001 par value, 500,000,000 shares authorized, 340,545,877 and 128,545,877 shares issued and outstanding 2006 and 2005, respectively	340,546	128,546
Additional paid-in capital	26,204,600	711,464
Retained earnings (accumulated deficit)	(20,871,501)	(4,766,367)
Accumulated other comprehensive income	983,632	640,264
Deferred compensation	(31,279)	(352,172)
Total stockholders’ equity (deficit)	6,634,498	(3,638,265)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$413,326,506	$53,597,733

See accompanying notes to consolidated financial statements.

TRICELL INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
(Unaudited)

	2006	2005
SALES	$248,491,768	$240,167,787
COST OF SALES	242,570,272	237,140,064
GROSS PROFIT	5,921,496	3,027,723
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	2,568,775	2,127,752
INCOME FROM OPERATIONS	3,352,721	899,971
OTHER INCOME (EXPENSE)
Interest expense and other financing costs	—	(392,040)
Interest income	88	5,515
Unrealized loss from derivative liability	(25,287,282)	-
Total Other Income (Expense)	(25,287,194)	(386,525)
INCOME (LOSS) BEFORE INCOME TAXES	(21,934,473)	513,446
INCOME TAX EXPENSE	(947,053)	(163,546)
NET INCOME (LOSS)	$(22,881,526)	$349,900
EARNINGS (LOSS) PER SHARE — BASIC AND DILUTED	$(0.11)	$—
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING — BASIC AND DILUTED	215,002,399	124,268,877

See accompanying notes to consolidated financial statements.

TRICELL INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
(Unaudited)

	2006	2005
SALES	$989,416,617	$516,943,168
COST OF SALES	972,639,901	511,729,389
GROSS PROFIT	16,776,716	5,213,779
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	8,378,567	3,314,235
INCOME FROM OPERATIONS	8,398,149	1,899,544
OTHER INCOME (EXPENSE)
Interest expense and other financing costs	(321,129)	(1,483,446)
Other expense	(7,007)	—
Gain on net liabilities written off from liquidated subsidiaries	3,620,523	—
Rental income	465	—
Interest income	1,642	5,834
Unrealized loss from derivative liability	(25,287,282)	-
Total Other Income (Expense)	(21,992,788)	(1,477,612)
INCOME (LOSS) BEFORE INCOME TAXES	(13,594,639)	421,932
INCOME TAX (EXPENSE)	(2,510,495)	(204,070)
NET INCOME (LOSS)	$(16,105,134)	$217,862
EARNINGS (LOSS) PER SHARE — BASIC AND DILUTED	$(0.10)	$—
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING — BASIC AND DILUTED	158,119,316	123,602,210

See accompanying notes to consolidated financial statements.

TRICELL INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
(Unaudited)

	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(16,105,134)	$217,862
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	228,330	43,742
Amortization of deferred compensation	320,893	118,127
Bad debt	-	71,600
Shares and stock options issued for services	613,636	—
Gain on net liabilities written off from liquidated subsidiaries	(3,620,523)	—
Unrealized loss on derivative liability	25,287,282	—
Changes in operating assets and liabilities:
VAT receivable	(25,025,011)	3,714
Accounts receivable	(99,491,884)	(9,468,956)
Prepaid and other current assets	84,584	(17,487)
Other receivables (payables), net	798,820	391,386
Accounts payable and accrued expenses	118,959,061	8,072,095
Other Current Liabilities	—	88,804
Income taxes payable	(2,351,005)	189,737
Net Cash Provided By (Used In) Operating Activities	(300,951)	(289,376)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of machinery and equipment	(9,660)	(67,676)
Cash received in acquisition of ACE Telecom	—	1,035,294
Net cash paid for acquisition of NJJ Holdings	(1,398,180)	—
Loans to stockholders	—	(29,278)
Loans to third parties	—	(98,350)
Net Cash Provided by (Used In) Investing Activities	(1,407,840)	839,990
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of preferred stock	1,349,000	—
Net Cash Provided by (Used In) Financing Activities	1,349,000	—
NET INCREASE (DECREASE) IN CASH	(359,791)	550,614
EFFECT OF EXCHANGE RATE ON CASH	350,375	11,329
CASH, BEGINNING OF PERIOD	266,780	6
CASH, END OF PERIOD	$257,364	$561,949
SUPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid during the period	$8,422	$1,519,953
Income taxes paid during the period	$—	$—

See accompanying notes to consolidated financial statements.

TRICELL INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 — NATURE OF BUSINESS AND CAPITALIZATION

Tricell, Inc. and subsidiaries (Tricell UK Limited, Tricell Limited, Tricell Distribution Limited, Tricell Global Limited (formally Tricell Properties Limited), Ace Telecom Limited, Ace Telecom Trading Limited, NJJ Holdings Limited and N2J Limited), collectively referred to as the “Company” unless the context indicates that the term “Company” refers to Tricell, Inc.

The Company is a worldwide distributor of mobile telephones and other mobile handset accessories.

NOTE 2 — BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-X. They do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, except as disclosed herein, there has been no material change in information disclosed in the notes to the consolidated financial statements for the year ended December 31, 2005 included in the Company’s Form 10-K filed with the Securities and Exchange Commission. The interim unaudited consolidated financial statements should be read in conjunction with those consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, were made. Operating results for the nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ended December 31, 2006.

Principles of Consolidation

The consolidated interim financial statements include the accounts of Tricell, Inc. and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. On August 24, 2006, the Company acquired the stock of NJJ Holdings Limited. The Company’s operations include the operations of NJJ’s wholly-owned subsidiary, N2JLimited, from the closing date of August 24, 2006.

Earnings (Loss) per Share

For the three and nine months ended September 30, 2006, 8,000,000 shares of common stock issuable upon exercise of stock options, 180,425,000 shares of common stock issuable upon exercise of common stock warrants and 8,500,000 shares of common stock issuable upon conversion of series A preferred stock were excluded from diluted earnings (loss) per share that could potentially dilute earnings (loss) per share as they were anti-dilutive. For the three and nine months ended September 30, 2005, there were no potentially dilutive securities issued by the Company.

NOTE 3 — STOCK OPTIONS

The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share-Based Payment, as of January 1, 2006, using the modified prospective application method. This statement requires the recognition of compensation expense when an entity obtains employee services in exchange for stock-based payment transactions.

TRICELL INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Prior to January 1, 2006, the Company accounted for stock options granted to directors and employees using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, (APB No. 25”) and related interpretations. APB No. 25 required compensation expense be recognized for grants of stock options when the quoted market price of the Company’s common stock on the date the options were granted exceeds an option’s exercise price. The Company did not grant any stock options prior to September 30, 2005. Accordingly, no compensation cost was recognized in that period in 2005 for its employee stock options in the accompanying financial statements and there was no pro forma stock compensation expense. The Company had adopted the disclosure provisions of Statement of Financial Accounting Standard (”SFAS”) No. 123, Accounting for Stock-Based Compensation, (“SFAS” 123”) and SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of FASB Statement No. 123, which require the Company to provide pro forma information regarding net income and net income per share as if compensation cost for the Company’s stock options had been determined under the fair value method prescribed by SFAS No. 123.

The Company recorded $347,163, net of $120,756 related income tax, as stock compensation expense included in the statement of operations in selling, general, and administrative expense in the nine months ended September 30, 2006, related to options outstanding at December 31, 2005. No options were granted in the nine months ended September 30, 2006.

NOTE 4 — RELATED PARTY TRANSACTIONS; MATERIAL ACQUISITIONS

On June 30, 2005, the Company acquired all of the issued and outstanding capital stock of Ace Telecom Limited (“Ace Telecom”) in exchange for 1,000,000 shares of common stock. The former stockholders were James E. Reed, Neil A. Pursell, John Sumnall and Neil Proctor, each of whom owned a 25% interest in Ace Telecom. Each of the four former Ace Telecom stockholders is an officer of the Company and Mr. Reed and Mr. Pursell are also directors of the Company. Mr. Sumnall and Mr. Proctor were directors of the Company from November 29, 2005 until August 22, 2006.

At the time of the acquisition of Ace Telecom, the four Ace Telecom stockholders owed the Company $275,704. This obligation was paid in part during 2005 and as of December 31, 2005, the balance due from the stockholders was $135,784, divided equally between the four shareholders. This amount was repaid during 2006.

At the time of the acquisition of Ace Telecom, the Company entered into employment agreements that provided that each of the officers would receive options to purchase 500,000 shares of common stock if the net profits after taxes of Ace Telecom met certain performance criteria. However, based on the performance of Ace Telecom, which exceeded the targets, on January 19, 2006, the Company issued 500,000 shares of common stock to each of the officers in lieu of options and recorded expense of $187,000, representing the value of the stock, to selling, general, and administrative expense.

On August 24, 2006, pursuant to a stock purchase agreement, the Company purchased all of the stock of NJJ Holdings Limited (“NJJ”) from its stockholders, James E. Reed, Neil A. Pursell, John Sumnall and Neil Proctor. In consideration for the NJJ stock, we paid $1,400,000 and issued 210,000,000 shares of common stock, of which 90,000,000 shares of common stock (the “initial shares”) were issued to the four former NJJ stockholders outright and 120,000,000 shares of common stock (the “escrow shares”) were issued in the name of the former NJJ stockholders and held by us in escrow. The cash and shares were equally divided among the four former NJJ stockholders.

TRICELL INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The former NJJ stockholders have the right to sell or otherwise transfer their initial shares, cumulatively, in the following manner: 25% of each his initial shares may be sold commencing June 24, 2007, an additional 25% commencing June 24, 2008, an additional 25% of commencing June 24, 2009, and all initial shares may be sold commencing June 24, 2010.

The Company is to determine NJJ’s net profit for the each quarter commencing with the quarter ended September 30, 2006 through the quarter ending September 30, 2007, but only for the one-year period following the date of the NJJ agreement, which was August 24, 2006. Thus, the quarter ended September 30, 2006 is the period from August 24, 2006 to September 30, 2006, and the quarter ended September 30, 2007 is the period from July 1, 2007 through August 24, 2007. The Company is required to purchase the escrow shares from the NJJ stockholders at a purchase price per share equal to $0.20 per share. The number of escrow shares being purchased shall be determined by dividing the payment amount by the purchase price per share, which is $.20. The payment amount is the lesser of (i) 70% of NJJ’s net profit before taxes for the applicable period; or (y) the amount by which $24,000,000 exceeds all payments previously made for the purchase of such escrow shares. In no event shall the total of the payments for the purchase of the escrow shares exceed $24,000,000. Any such shares not purchased shall be distributed equally to the NJJ Stockholders after August 24, 2007. The accompanying consolidated balance sheet at September 30, 2006 includes a liability of $24,000,000 for this obligation.

The first payment due with respect to our purchase of escrow shares shall be deposited into escrow until February 25, 2007, at which time each of the former NJJ Stockholder will be entitled to his 25% share of the amount held in escrow. The Company’s obligation to purchase any escrow shares shall be limited to the extent that it may not purchase escrow shares pursuant to applicable law.

Subsequent to the closing, NJJ shall distribute to the former NJJ Stockholders, in equal shares, the net profit of N2J Limited (“N2J”), a wholly-owned subsidiary of NJJ, which shall have accrued through the day preceding the closing date. Such net profits are to be paid from the proceeds of the accounts receivable generated through August 23, 2006, which was the day preceding the closing date. Net profits shall mean the income before income taxes of N2J, determined in accordance with generally accepted accounting principles as in effect in the United Kingdom; provided, however, that in the event that N2J, NJJ or the Company shall incur an income, gross receipts, excise or other tax for a period subsequent to the August 24, 2006 closing date on any of the profits that are payable to the former NJJ stockholders on or after the closing date, then such taxes shall be deducted in determining the net profit of N2J for the period ended August 23, 2006. As of September 30, 2006, there is a balance due to the former NJJ stockholders of $13,860,014, which is reflected on the balance sheet as payable to stockholders.

Prior to the purchase of the NJJ stock, NJJ had other subsidiaries that were engaged in the construction business. As required by the purchase agreement, these subsidiaries were transferred to the former NJJ stockholders immediately prior to our purchase of the NJJ stock.

TRICELL INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The purchase price consisted of $1.4 million in cash, 210 million shares of Tricell common stock, valued at $47.4 million.

The following table sets forth the preliminary allocation of the purchase price to NJJ’s tangible and intangible assets acquired and liabilities assumed as of August 24, 2006:

Cash	$1,820
Accounts receivable, net	134,249,195
VAT receivable	52,891,101
Intangible assets - non-compete agreements	10,000,000
Goodwill	38,800,000
Accounts payable	(166,509,484)
Accrued expenses and other current liabilities	(466,587)
Income tax payable	(6,281,920)
Third party loan payable	(756,320)
Payable to directors of NJJ	(13,127,805)
Total	$48,800,000

The following unaudited pro forma information presents the results of operations as if the acquisition had occurred as of the beginning of the period. The pro forma is not necessarily indicative of what would have occurred had the acquisition been made as of such periods, nor is it indicative of future results of operations.

	Nine Months Ended September 30, 2006	Nine Months Ended September 30, 2005
Sales	$1,246,255,949	$538,732,401
Net income (loss)	(5,369,718)	819,411
Net income (loss) per share - basic and diluted	$(0.03)	$0.01

	Three Months Ended September 30, 2006	Three Months Ended September 30, 2005
Sales	$308,749,616	$251,679,145
Net income (loss)	(20,377,315)	655,583
Net income (loss) per share - basic and diluted	$(0.09)	$0.01

TRICELL INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

During the nine months ended September, 30 2006, 10% of the Company’s sales were to N2J prior to the Company’s acquisition of NJJ.

NOTE 5 — CREDIT ARRANGEMENT

During 2006, the Company entered into a Conditional Joint Venture Loan Agreement (“Loan”) with Global Financial Services Management Limited (Hong Kong). The loan bears finance costs equal to 50% of the gross profit earned on transactions in which the Loan was used. This Loan has been used during the year and has provided the Company with the additional working capital needed to engage in increasing its operations. Funds received pursuant to the Loan (approximately $930,000, or 500,000 GBP) were not yet due to be repaid and were outstanding as of September 30, 2006. Approximately $318,000 (175,000 GBP) in finance costs is included in accrued expenses and other current liabilities on the accompanying balance sheet, and in interest expense and other financing costs in the accompanying statement of operations. The Loan has a term of one year and continues in effect until 80 days notice is given by either party. The Loan is secured by the goods purchased to affect such sales transactions.

NOTE 6 — COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) includes net income (loss) and foreign currency translation adjustments, which are reported separately on the consolidated statements of stockholders’ equity in the Company’s Form 10-K.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net income (loss)	$(22,881,526)	$349,900	$(16,105,134)	$217,862
Foreign currency translation adjustment, net of tax	200,186	137,417	343,368	318,574
Comprehensive income (loss)	$(22,681,340)	$487,317	$(15,761,766)	$536,436)

NOTE 7 — CONCENTRATIONS

As of September 30, 2006, the Company had one customer that accounted for approximately 59% of the Company’s accounts receivable balance. As of December 31, 2005, the Company had four customers that accounted for approximately 40%, 22%, 22%, and 12% of the Company’s accounts receivable balance.

Net sales to customers in excess of 10% of net sales approximated the following during the three months and nine months ended September 30, 2006 and 2005:

	Three Months Ended September 30,		Nine Months Ended September 30,
Customer	2006	2005	2006	2005
A	45%	37%	15%	36%
B	18%	33%	10%	18%
C	16%	20%	—	—

TRICELL INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Net purchases from vendors in excess of 10% of total purchases approximated the following during the three months and nine months ended September 30, 2006 and 2005:

	Three Months Ended September 30,		Nine Months Ended September 30,
Vendor	2006	2005	2006	2005
W	26%	10%	16%	23%
X	18%	10%	13%	13%
Y	18%	—	11%	—
Z	13%	—	—	—

Revenues from the United Kingdom and other countries were as follows during the three months and nine months ended September 30, 2006 and 2005:

	Three Months Ended September 30,
	2006	2005
UK	$118,664,093	$159,003,864
France	112,554,258	16,855,179
Germany	9,284,416	—
Portugal	7,989,001	7,252,589
Spain	—	44,871,857
Austria	—	1,057,759
Belgium	—	11,126,539
Total	$248,491,768	$240,167,787

	Nine Months Ended September 30,
	2006	2005
UK	$525,121,196	$286,230,020
Portugal	168,767,891	44,226,570
France	147,836,546	17,409,720
Belgium	54,561,801	11,492,606
Luxemburg	52,350,410	—
Cyprus	17,662,882	—
Spain	13,747,670	155,777,679
Germany	9,004,874	—
Netherlands	363,347	—
Austria	—	1,092,559
United States	—	714,014
Total	$989,416,617	$516,943,168

TRICELL INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 8 — LIQUIDATION OF SUBSIDIARIES

On January 28, 2006, the Company was notified that two of the Company’s wholly owned subsidiaries, Tricell International Limited (“Tricell International”) and Tricell (UK) Limited (“Tricell UK”), were moved from administration, a United Kingdom equivalent of Chapter 11 reorganization, to creditors’ voluntary liquidation, a United Kingdom equivalent of Chapter 7 liquidation. Neither Tricell nor its other subsidiaries have provided any guarantees or security interests to the creditors of either Tricell International or Tricell UK. As a result of this liquidation, as of January 27, 2006, the assets and liabilities of Tricell UK and Tricell International were removed from the Company’s consolidated financial statements, resulting in a gain on net liabilities written off from liquidated subsidiaries of approximately $3,621,000, as reflected in the consolidated statements of operations.

NOTE 9 — SECURITIES PURCHASE AGREEMENT

On August 24, 2006, pursuant to a securities purchase agreement, the Company sold to Barron Partners LP for $1,700,000 (a) 8,500,000 shares of series A convertible preferred stock, par value $0.001 per share, (b) warrants to purchase up to 120,000,000 shares of common stock at $0.20 per share, (c) warrants to purchase up to 10,000,000 shares of common stock at $0.35 per share, (d) warrants to purchase up to 10,000,000 shares of common stock at $0.45 per share, (e) warrants to purchase up to 20,000,000 shares of common stock at $0.65 per share, and (f) warrants to purchase up to 20,000,000 shares of common stock at $1.00 per share. In connection with the August 2006 private placement we issued warrants to purchase 425,000 shares of common stock to Westcap Securities, Inc. and its designees. These warrants have a five-year term and an exercise price of $.20.

Each share of series A preferred stock is convertible into shares of common stock of the Company at a conversion rate of one share of common stock for each share of Preferred Stock. The conversion rate is based on a conversion price of $0.20 per share of common stock, based on the purchase price paid by Barron ($1,700,000) divided by the number of shares of common stock issuable upon conversion. The conversion price is subject to adjustment in certain instances, including the issuance by the Company of common stock at a price which is less than the conversion price.

The series A preferred stock and the warrants provide for an adjustment in the conversion price of the series A preferred stock and the exercise price of the warrants if the Company’s consolidated pre-tax income, as defined, is less than $.08 per share on a fully-diluted basis for the year ended December 31, 2006. The conversion price of the series A preferred stock and the exercise price of the warrants shall be reduced by the percentage shortfall, up to a maximum of 50%. Fully-diluted pre-tax income is based on the number of shares of the Company’s common stock which are outstanding or are otherwise issuable, regardless of whether such shares would be included in determining diluted earnings per share under generally accepted accounting principles.

Pursuant to the agreement with Barron Partners, we are required to amend our articles of incorporation to provide for an authorized capitalization of 120,000,000 shares of capital stock, of which 10,000,000 will be shares of preferred stock and 110,000,000 will be shares of common stock and to effect a one-for-eight reverse split of our common stock. The board of directors has approved the such an amendment subject to stockholder approval.

The Company accounted for the various components of the securities purchase agreement using the provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities; EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in a Company’s Own Stock, EITF Issue No. 05-04, The Effect of Liquidated Damages Clause on Freestanding Financial Instruments Subject to Issue No. 00-19 and related amendments and guidance.

TRICELL INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table summarizes the initial allocation of the proceeds from the securities purchase agreement:

Gross proceeds	$1,700,000
Fair value of the Warrants	(18,436,316)
Share issuance costs	(351,000)
Fair value of preferred stock	(1,700,000)
Loss recorded on issuance of warrants and preferred stock	$(18,787,316)

The fair value of the warrants at inception was estimated to be $18,436,316, based on the Black-Scholes option-pricing model with the following assumptions: expected warrant lives between 0.66 and 2.66 years, risk-free interest rates of 4.80% to 5.07%, dividend yield of 0%, and expected volatility of 100%.

The Company determined that the warrants did not meet the criteria for equity accounting under EITF 00-19 as there are not sufficient authorized shares to issue upon exercise of the Warrants considering the Company’s common stock which are outstanding or are otherwise issuable.

As of September 30, 2006, the fair value for the warrants was estimated to be $24,936,282 using the Black-Scholes option-pricing model with the following assumptions: expected warrant lives between 0.50 to 2.50 years, risk-free interest rate of 4.62% to 4.91%, dividend yield of 0% and expected volatility of 100%. From August 24, 2006 to September 30, 2006, the Company recorded an additional unrealized loss of approximately $6,499,966 on the change in the carrying value of the derivative liability resulting primarily from an increase in the price of the Company’s common stock of approximately 23%.

The Company agreed to have appointed such number of independent directors that would result in a majority of its directors being independent directors, that the audit committee would be composed solely of independent directors and the compensation committee would have a majority of independent directors not later than 30 days after the closing and must be maintained for a specified period. The failure of the Company to meet these requirements for a period of 60 days for a reason which is not an excused reason or 75 days for an unexcused reason, as defined in the securities purchase agreement,, would result in the imposition of liquidated damages which are payable in cash or additional shares of Preferred Stock. The liquidated damages are computed in an amount equal to 15% per annum of the $1,700,000 purchase price, up to a maximum of $255,500, which is payable in cash or shares of series A preferred stock, at the election of the investor. The Company’s board of directors and committees as of November 15, 2006 are comprised of independent directors as required, and the Company believes it will be able to maintain such required independent directors for the specified period. At the inception of the agreement and as of September 30, 2006 the Company believed the probability such liquidated damages would be incurred for such requirement was insignificant and hence no liability was accrued, but will be evaluated on a quarterly basis until liquidated damages are no longer applicable.

TRICELL INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The Company and Barron entered into a registration rights agreement pursuant to which the Company agreed to file, within 60 days after the closing, which was October 23, 2006, a registration statement covering the common stock issuable upon conversion of series A preferred stock and exercise of the warrants, and for such registration statement to be effective by February 20, 2007. The failure of the Company to meet this schedule and other timetables provided in the registration rights agreement would result in the imposition of liquidated damages, which are payable through the issuance of additional shares of Preferred Stock at the rate of 3,495 shares of Preferred Stock for each day, based on the proposed registration of all of the underlying shares of common stock, with a maximum of 1,500,000 shares. Any liquidated damages payable as a result of the failure to file the registration statement by the Filing Date shall be credited against liquidated damages payable as a result of the failure of the registration statement to be declared effective by the required effectiveness date. As of November 20, 2006, the Company has not filed a registration statement. At the inception of the agreement and as of September 30, 2006 the Company believed the probability such liquidated damages would be incurred for such registration statement was insignificant and hence no liability was accrued, but will be evaluated on a quarterly basis until liquidated damages are no longer applicable.

NOTE 10 - STOCKHOLDERS EQUITY

The Company’s authorized capital stock consist of 100,000,000 shares of preferred stock, of which 8,500,000 shares issued and outstanding, and 500,000,000 shares of common stock, of which 340,545,877. As of September 30, 2006, the following shares of common stock were issuable upon conversion of convertible securities:

•	8,500,000 shares of common stock upon conversion of the series A preferred stock issued in the August 2006 private placement (see Note 9.).

•	180,000,000 shares of common stock upon exercise of warrants issued as in the August 2006 private placement (see Note 9).

•	425,000 shares of common stock upon exercise of warrants issued to a broker in connection with the August 2006 private placement.

•	8,000,000 shares of common stock are issuable upon exercise of options held by our officers.

The total number of outstanding shares plus those shares reserved for issuance is greater than the number of authorized shares of common stock. The officers who hold the options have agreed not to exercise their options until either there is a reverse split in the common stock or the number of authorized shares of common stock is increased.

See Note 9 in connection with the issuance of series A preferred stock and warrants in the August 2006 private placement and Note 4 for the issuance of 210,000,000 shares in connection with the acquisition of NJJ.

Pursuant to the agreement with Barron Partners, the Company is required to amend its articles of incorporation to provide for an authorized capitalization of 120,000,000 shares of capital stock, of which 10,000,000 will be shares of preferred stock and 110,000,000 will be shares of common stock and to effect a one-for-eight reverse split of our common stock. The board of directors has approved such an amendment subject to stockholder approval.

TRICELL INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

On July 15, 2004, the Company entered into an agreement to acquire the shares of a company known as Discount-Intranet Supply Channel (“D-ISC”). The agreement contemplated that the Company would issue 29,515,857. Those shares were issued in anticipation of the completion of the acquisition in August 2004. The acquisition was never completed, but the D-ISC stockholders have not returned the shares to the Company. Accordingly, although the shares are outstanding, the Company believes that they were fraudulently issued and that the Company received no consideration for the issuance of the shares. The Company believes that it has a right to have the shares cancelled, however, such cancellation cannot be effected without either the delivery of the shares by the former D-ISC stockholders or a court determination that the shares are not outstanding. As of November 20, 2006, the Company has not taken any legal action to seek such a determination.

NOTE 11. - SUBSEQUENT EVENT

On November 20, 2006, the former NJJ stockholders amended the August 24, 2006 purchase agreement pursuant to which the Company acquired the stock of NJJ. Pursuant to the amendment, any shares of common stock which are not purchased by the Company under the formula set forth in the purchase agreement are cancelled. As a result of this amendment, the Company’s liability to the former NJJ stockholders is limited to 70% of N2J’s net profit from August 25, 2006 through August 24, 2007. If that amendment had been in effect on September 30, 2006, the amount due to the former NJJ stockholders would have been $2,203,903, rather than $24,000,000.

On November 21, 2006, the board of directors adopted, subject to stockholder approval, the 2006 long-term incentive plan, covering 16,000,000 shares of common stock pursuant to options, stock grants or other equity-based incentives. The plan provides for the automatic grant to independent directors of 100,000 shares of common stock on the date of his or her initial election to the board, except that the grant to present independent directors will be made upon the effectiveness of stockholder approval of the plan. It also provides for annual grant of stock to independent directors having a value of $25,000. Each of the the stock grants is subject to vesting periods.

Item 2. Management's Discussion and Analysis or Plan of Operations

Forward-looking Information

Statements in this quarterly report may be “forward-looking statements.” Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. These statements are based on current expectations, estimates and projections about our business based, in part, on assumptions made by management. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may, and are likely to, differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors, including those described above and those risks discussed from time to time in this quarterly report, including the risks described under “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-Q, in our Form 10-K for the year ended December 31, 2005 and in other documents which we file with the Securities and Exchange Commission. In addition, such statements could be affected by risks and uncertainties related to product demand, our ability to obtain new products in sufficient quantity and to distribute the products successfully, market and customer acceptance, our ability to raise any financing which we may require for our operations, competition, government regulations and requirements, pricing and development difficulties, our ability to make acquisitions and successfully integrate those acquisitions with our business, as well as general industry and market conditions and growth rates, and general economic conditions. Any forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this report.

Overview

Our business is dependent upon our purchasing and selling significant quantities of mobile telephone handsets and other ancillary products for that industry. We operate in the secondary market, which involves sales other than between the manufacturer, network operators and distributors, on the one hand, and the retailer and other resellers of mobile telephone equipment, on the other hand. Operating in the secondary market, we purchase large quantities and sell the products to users such as wireless network operators, resellers, retailers and wireless equipment manufacturers. We do not maintain an inventory of products. We generally purchase products in response to a specific order from a customer and the products are shipped directly to the customer. In the secondary market there are a limited number of both sellers and purchasers of large volumes of mobile telephone handsets and other mobile telephone products. We have no long-term contracts with any suppliers or customers. As a result, we are continuing to negotiate both sales orders and purchase orders. Our ability to generate profits is dependent upon negotiating favorable terms from both the purchaser and the seller for the required product.

Because the gross margin on our products is small, less than 2.4% for the three months ended September 30, 2006 and less than 1.7% for the nine months ended September 30, 2006, our ability to be profitable is dependent upon purchasing and selling large volume of mobile telephone products. In order to increase our sales volume as well as to obtain a source of products in the United Kingdom, in August 2006, we acquired NJJ Holdings Limited (“NJJ”) from related parties.

The acquisition in August 2006 significantly increased the size and scope of our business. NJJ’s subsidiary, N2J Limited, is in essentially the same business as we are. NJJ had a May 31 fiscal year end. For the fiscal year ended May 31, 2006, N2J generated revenue of $331,598,699, a gross profit of $15,724,289 and operating income of $15,597,135. Our operations include the results of N2J’s operations since August 24, 2006.

We acquired Ace Telecom on June 30, 2005. Our operations include the results of Ace Telecom’s operations since July 1, 2005.

Acquisition of N2J Limited

On August 24, 2006, pursuant to a stock purchase agreement, we purchased all of the stock of NJJ Holdings from its stockholders, James E. Reed, Neil A. Pursell, John Sumnall and Neil Proctor. In consideration for the NJJ stock, we paid $1,400,000 and issued 210,000,000 shares of common stock, of which 90,000,000 shares of common stock were issued to the four former NJJ stockholders outright and 120,000,000 shares of common stock (the “escrow shares”) were issued in the name of the former NJJ stockholders and held by us in escrow. The cash and shares were equally divided among the four former NJJ stockholders. Prior to closing, NJJ was engaged in two businesses, the construction business and the sale of mobile telephone products in the secondary market. The stock in the subsidiaries engaged in the construction business was distributed to the former NJJ stockholders, and we acquired the stock of N2J Limited, the subsidiary that was engaged in the sale of mobile telephone products in the secondary market.

The agreement provides that we are to purchase the escrow shares based on N2J net profit (before taxes) for the year following the August 24, 2006 closing. We are determine our net profit for the each quarter commencing with the quarter ended September 30, 2006 through the quarter ending September 30, 2006. Thus, the quarter ended September 30, 2006 is the period from August 24, 2006 to September 30, 2006, and the quarter ended September 20, 2007 is the period from July 1, 2007 through August 24, 2007. We are required to purchase escrow shares from the former NJJ stockholders at a purchase price per share equal to $0.20 per share, subject to adjustment. The number of escrow shares being purchased shall be determined by dividing the payment amount by the purchase price per share, which is $.20. The payment amount is the lesser of (i) 70% of net profit before taxes for the applicable period; or (y) the amount by which $24,000,000 exceeds all payments previous made for the purchase of such escrow shares. In no event shall the total of the payments for the purchase of the escrow shares exceed $24,000,000. Any such shares not purchased shall be distributed equally to the NJJ shareholders after August 24, 2007. The accompanying balance sheet at September 30, 2006 includes a liability of $24,000,000 for this obligation. A $24,000,000 liability was recorded since, at that date, the amendment to the NJJ stock purchase agreement had not been executed. As a result of the amendment, at December 31, 2006, only the amount accrued under the purchase formula will be reflected as a liability.

The agreement also provides that subsequent to the closing, NJJ shall distribute to the former NJJ stockholders, in equal shares, the net profit, as defined, of N2J Limited which shall have accrued through August 23, 2006, the day preceding the closing date. Such net profits shall be paid from the proceeds of the accounts receivable generated through the day preceding the closing date. Pursuant to this provision as of September 30, 2006, there is a balance due to the former NJJ stockholders of $13,860,014, which is reflected on the balance sheet as payable to former NJJ stockholders.

Sale of Preferred Stock and Warrants

On August 24, 2006, pursuant to a securities purchase agreement, we sold to Barron Partners LP, for $1,700,000, 8,500,000 shares of series A convertible preferred stock, warrants to purchase up to 120,000,000 shares of common stock at $0.20 per share, 10,000,000 shares of common stock at $0.35 per share, 10,000,000 shares of common stock at $0.45 per share, 20,000,000 shares of common stock at $0.65 per share, and 20,000,000 shares of common stock at $1.00 per share. In connection with the August 2006 private placement, we issued warrants to purchase 425,000 shares of common stock to Westcap Securities, Inc. and its designees. These warrants have a five-year term and an exercise price of $.20.

Each share of series A preferred stock is convertible into shares of common stock at a conversion rate of one share of common stock for each share of preferred stock. The conversion rate is based on a conversion price of $0.20 per share of common stock, based on the purchase price paid by Barron ($1,700,000) divided by the number of shares of common stock issuable upon conversion. The conversion price is subject to adjustment in certain instances, including the issuance by us of common stock at a price which is less than the conversion price.

The series A preferred stock and the warrants provide for an adjustment in the conversion price of the series A preferred stock and the exercise price of the warrants if our consolidated pre-tax income, as defined, is less than $.08 per share on a fully-diluted basis for the year ended December 31, 2006. The conversion price of the series A preferred stock and the exercise price of the warrants shall be reduced by the percentage shortfall, up to a maximum of 50%. Fully-diluted pre-tax income is based on the number of shares of common stock which are outstanding or are otherwise issuable, regardless of whether such shares would be included in determining diluted earnings per share under generally accepted accounting principles.

The following table sets forth the initial the conversion ratio for the series A preferred stock and the exercise price of the warrants and the adjusted numbers if (a) the pre-tax income per share for 2006 is 25% below the target of $.08 per share (a “25% shortfall”) and (b) the pre-tax income per share for 2006 is 50% or more the $.08 target (a “50% shortfall”). The number of shares reflects the number of shares of common stock issuable upon conversion of the series A preferred stock, and are based on the assumption that shares of preferred stock are converted into common stock until the adjustment has been made. There is no adjustment in the number of shares issuable upon exercise of the warrants. The number of shares reflects the number of shares issuable upon the conversion of all of the shares of series A preferred stock.

	Conversion Price/ Number of Shares	$.20 Warrant Exercise Price	$.35 Warrant Exercise Price	$.45 Warrant Exercise Price	$.65 Warrant Exercise Price	$1.00 Warrant Exercise Price
Unadjusted	$.20/8,500,000	$.20	$.35	$.45	$.65	$1.00
25% shortfall	$.15/11,333,333	$.15	$.2625	$.3375	$.4875	$.75
50% shortfall	$.10/17,000,000	$.10	$.175	$.225	$.325	$.50

The Series A Preferred Stock has no voting rights, except as required by law. However, so long as any shares of series A preferred stock are outstanding, we shall not, without the affirmative approval of the holders of 75% of the shares of the series A preferred stock then outstanding, (a) alter or change adversely the powers, preferences or rights given to the series A preferred stock or alter or amend the certificate of designation relating to the series A preferred stock, (b) authorize or create any class of stock ranking as to dividends or distribution of assets upon liquidation senior to or otherwise pari passu with the series A preferred stock, or any of preferred stock possessing greater voting rights or the right to convert at a more favorable price than the series A preferred stock, (c) amend its certificate of incorporation or other charter documents in breach of any of these provisions, (d) increase the authorized number of shares of series A preferred stock, or (e) enter into any agreement with respect to the foregoing.

Pursuant to the agreement with Barron Partners, we are required to amend our articles of incorporation to provide for an authorized capitalization of 120,000,000 shares of capital stock, of which 10,000,000 will be shares of preferred stock and 110,000,000 will be shares of common stock and to effect a one-for-eight reverse split of our common stock. The board of directors has approved the company to proceed forward with actions required to complete such an amendment.

We accounted for the various components of the securities purchase agreement using the provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities; EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in a Company’s Own Stock, EITF Issue No. 05-04, The Effect of Liquidated Damages Clause on Freestanding Financial Instruments Subject to Issue No. 00-19 and related amendments and guidance.

The purchase agreement, the certificate of designation for the series A preferred stock and the warrants provide that the Series A Preferred Stock cannot be converted and the warrants cannot be exercised to the extent that such conversion or exercise would result in the investor and its or his affiliates owning beneficially more than 4.9% of our common stock. Beneficial ownership is determined in accordance with Section 13(d) of the Securities Exchange Act of 1934, as amended, and Regulation 13d-3 thereunder. These provisions cannot be modified.

We agreed to have appointed such number of independent directors that would result in a majority of our directors being independent directors, that the audit committee would be composed solely of independent directors and the compensation committee would have a majority of independent directors not later than 30 days after the closing. Our failure to meet these requirements for a period of 60 days for an unexcused reason, as defined in the purchase agreement, or 75 days for a reason which is excused, would result in the imposition of liquidated damages which are payable in cash or additional shares of series A preferred stock. The liquidated damages are computed in an amount equal to 15% per annum of the purchase price, up to a maximum of $255,500.

We also entered into a registration rights agreement with Barron Partners pursuant to which we agreed to file, within 60 days after the closing, a registration statement covering the common stock issuable upon conversion of notes and the series A preferred stock and exercise of the warrants. Our failure to meet this schedule and other timetables provided in the registration rights agreement would result in the imposition of liquidated damages, which are payable through the issuance of additional shares of series A preferred stock at the rate of 3,495 shares of series A preferred stock for each day, based on the proposed registration of all of the underlying shares of common stock, with a maximum of 1,500,000 shares. We were required to file the registration statement by October 23, 2006 and have the registration statement effective by February 20, 2007. We did not file the registration statement by October 23, 2006, as November 20, 2006, we were 28 days late in filing the registration statement.

We also reimbursed Barron Partners for its due diligence and other expenses in the amount of $85,000.

The agreement with Barron Partners also requires that all officers and directors and the former stockholders of NJJ Holdings are subject to a two-year lockup, during which period they may not publicly sell their shares.

We also agreed to amend our certificate of incorporation to (i) authorize a one-for-eight reverse split in our common stock, (ii) change our authorized capital stock 120,000,000 shares, of which 10,000,000 shares are shares of preferred stock and one hundred ten 110,000,000 shares are shares of common stock, and (iii) include the following provision:

The terms and conditions of any rights, options and warrants approved by the Board of Directors may provide that any or all of such terms and conditions may not be waived or amended or may be waived or amended only with the consent of the holders of a designated percentage of a designated class or classes of capital stock of the Corporation (or a designated group or groups of holders within such class or classes, including but not limited to disinterested holders), and the applicable terms and conditions of any such rights, options or warrants so conditioned may not be waived or amended or may not be waived or amended absent such consent.

Critical Accounting Policies

The preparation of our financial statements conform to the generally accepted accounting principles in the United States and requires our management to make assumptions, estimates and judgments that effect the amounts reported in the financial statements, including all notes thereto, and related disclosures of commitments and contingencies, if any. We rely on historical experience and other assumptions we believe to be reasonable in making our estimates. Actual financial results of the operations could differ materially from such estimates. There have been no significant changes in the assumptions, estimates and judgments used in the preparation of our 2006 financial statements from the assumptions, estimates and judgments used in the preparation of our 2005 audited financial statements.

Revenue recognition

The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin (“SAB”) 104, Revenue Recognition. Revenue is recognized when title and/or risk of loss have passed to the customer, there is persuasive evidence of an arrangement, delivery has occurred or services have been rendered, the sales price is fixed or determinable, and collectibility is reasonably assured. Revenue is recognized under the gross method in accordance with Emerging Issues Task Force (“EITF”) 99−19, Reporting Revenue Gross as a Principle vs. Net as an Agent. As such, revenue includes the value of the product sold.

The criteria for recognition of revenue are generally met upon shipment to customers, including title transfer, and, therefore, revenue is recognized at the time of shipment. In certain countries, title is retained by the Company for collection purposes only, which does not impact the timing of revenue recognition in accordance to the provisions of SAB 104. The Company does not physically possess inventory sold, as it is typically held at third party logistical locations, and in order to reduce credit risk, the Company generally does not pay the supplier until after payment is received from the customer.

Unrealized loss for derivative liability

The Company accounted for the various components of the securities purchase agreement using the provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities; EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in a Company’s Own Stock, EITF Issue No. 05-04, The Effect of Liquidated Damages Clause on Freestanding Financial Instruments Subject to Issue No. 00-19 and related amendments and guidance.

The following table summarizes the initial allocation of the proceeds from the securities purchase agreement:

Gross proceeds	$1,700,000
Fair value of the Warrants	(18,436,316)
Share issuance costs	(351,000)
Fair value of preferred stock	(1,700,000)
Loss recorded on issuance of warrants and preferred stock	$(18,787,316)

The fair value of the warrants at inception was estimated to be approximately $18,436,316, based on the Black-Scholes option-pricing model with the following assumptions: expected warrant lives between 0.66 and 2.66 years, risk-free interest rates of 4.80% to 5.07%, dividend yield of 0%, and expected volatility of 100%.

We determined that the warrants did not meet the criteria for equity accounting under EITF 00-19 as there are not sufficient authorized shares to issue upon exercise of the warrants based upon our common stock which is are outstanding or is otherwise issuable.

As of September 30, 2006, the fair value for the warrants was estimated to be $24,936,282 using the Black-Scholes option-pricing model with the following assumptions: expected warrant lives between 0.50 to 2.50 years, risk-free interest rate of 4.62% to 4.91%, dividend yield of 0% and expected volatility of 100%. From August 25, 2006 to September 30, 2006, we recorded an additional unrealized loss of approximately $6,499,966 on the change in the carrying value of the derivative liability resulting primarily from an increase in the price of our common stock of approximately 23%.

Payable to former NJJ stockholders

The amounts shown as payable to former NJJ stockholders represents money due to stockholders pursuant to acquisition agreements between us and the former stockholders of NJJ. The amount shown at September 30, 2006 represents the amount due to four stockholders pursuant to the agreement by which we acquired NJJ and its subsidiary N2J Limited that requires us to pay the former NJJ stockholders the accrued net profit of N2J through August 23, 2006, the day before the closing. The agreement also requires us to purchase shares of common stock based on the Company’s net profit during the year following the closing.

Results of Operations

The following discussion should be read in conjunction with the audited financial statements and notes thereto included in our annual report on Form 10-K for the fiscal year ended December 31, 2005. The following table sets forth information from our statements of operations for the nine and three months ended September 30, 2006 and 2005, in dollars and as a percentage of revenue:

	(Dollars in thousands)
	Nine Months Ended September 30,				Three Months Ended September 30,
	2006		2005		2006		2005
Sales	$989,417	100%	$516,943	100%	$248,492	100%	$240,168	100%
Cost of sales	972,640	98.3%	511,729	99%	242,570	97.6%	237,140	98.7%
Gross profit	16,777	1.7%	5,214	1%	5,922	2.4%	3,028	1.3%
Selling, general and administrative	8,379	0.8%	3,314	0.6%	2,569	1%	2,128	0.9%
Income from operations	8,398	0.8%	1,900	0.4%	3,353	1.4%	900	0.4%
Interest expense, net	(319)	-	(1,477)	(0.3%)	-		(392)	(0.2%)
Gain on net liabilities written off from liquidated subsidiaries	3,621	0.4%	-	-	-	-	-	-
Unrealized loss	(25,287)	(2.6%)	-	-	(25,287)	(10.2%)	-	-
Other income / (expenses)	(8)	-	(1)	-	-	-	5	-
Total Other income (loss)	(21,993)	(2.2%)	(1,478)	(0.3%)	(25,287)	(10.2%)	(387)	(0.2%)
Profit/(Loss) before income taxes	(13,595)	(1.4%)	422	0.1%	(21,934)	(8.8%)	513	0.2%
Provision for income taxes	(2,510)	(0.3%)	(204)	-	(947)	(0.4%)	(163)	(0.1%)
Net income (loss)	$(16,105)	(1.6%)	$218	-	$(22,881)	(9.2%)	$350	0.1%

Nine Months Ended September 30, 2006 and 2005

Comparisons made between reporting periods herein are for the nine month period ended September 30, 2006 (the “September 2006 period”) as compared to the nine months ended September 30, 2005 (the “September 2005 period”).

 Sales and Gross Profit

The following table sets forth information as to the sales, gross profit and gross margin for the September 2006 period and the September 2005 period.

	(dollars in thousands)
	September 2006 Period	September 2005 Period	Increase	Percent Increase
Revenue	$989,417	$516,943	$472,474	91%
Gross Profit	$16,777	$5,214	$11,563	222%
Gross Margin	1.7%	1.0%	.7%	70%

Our operations for the September 2006 period included the operations of Ace Telecom for the full nine months and the operations of N2J for approximately five weeks. During the September 2005 period our operations included those of Ace Telecom for three months. The effects of these two acquisitions together with an expansion of our operations resulted in an increase in revenue and gross profit. The improvement in gross margin reflected our ability to reduce our cost of sales by increasing the size of our purchases.

Selling, general and administrative expenses

The following table sets forth information as to selling, general and administrative expenses and income from operations for the September 2006 period and the September 2005 period.

	(dollars in thousands)
	September 2006 Period	September 2005 Period	Increase	Percent Increase
Gross Profit	$16,777	$5,214	$11,563	222%
Selling, General and Administrative Expenses	$8,378	$3,314	$5,064	153%
Income from Operations	$8,398	$1,900	$6,498	342%

Our selling, general and administrative expenses increased for September 2006 period increased 153% from the September 2005 period. This increase reflects the increase in the scope of our operations as described above. Since the percentage increase in selling, general and administrative expenses was less than the percentage increase in gross profit, we were able to increase our income from operations by 342%.

Other income and expenses; net income

The following table sets forth information as to the items of other income and net income for the September 2006 period and the September 2005 period.

	(dollars in thousands)
	September 2006 Period	September 2005 Period	Increase / (Decrease)	Percent Increase / (Decrease)
Gain on net liabilities written off from liquidated subsidiaries	$3,621	—	$3,621	NA
Interest expense, net	$319	$1,477	$(1,158)	(78%)
Unrealized loss from derivative liability	$25,287	—	$25,287	NA
Other expense	$7	—	$7	NA
Income tax expense	$2,510	$204	$2,306	1130%
Net income (loss)	$(16,105)	$218	$(16,323)	7487%

During the September 2006 period, we realized $3,620,523 resulting from the liquidation of two of our United Kingdom subsidiaries in January 2006. This amount represents the liabilities of the subsidiaries which ceased to be part of our consolidated liabilities as a result of the liquidation. The liquidation in the United Kingdom is analogous to a Chapter 7 liquidated under the Bankruptcy Code.

During the September 2006 period, we also generated an unrealized loss of $25,287,282, reflecting change in the carrying value of the derivative liability resulting from an increase in the price of our common stock. The derivative liability was incurred as a result of the August 24, 2006 sale of series A preferred stock and warrants. Under generally accepted accounting principles, because we do not have sufficient shares of common stock to cover our obligations under the warrants, we are required to treat the warrants as a liability instead of as equity.

The decrease in interest expense results from our ability to finance our operations from cash flow rather than from borrowed money.

The increase in income tax expense reflect the tax due on the increased income before income taxes, excluding unrealized loss from derivative liability. As a result of the foregoing, we incurred a loss of $16,105,134, or $.10 per share (basic and diluted) for the September 2006 quarter, as compared with net income of $217,862 for the September 2005 quarter.

Three Months Ended September 30, 2006 and 2005.

Comparisons made between reporting periods herein are for the three month period ended September 30, 2006 (the “September 2006 quarter”) as compared to the three months ended September 30, 2005 (the “September 2005 quarter).

 Sales and Gross Profit

The following table sets forth information as to the sales, gross profit and gross margin for the September 2006 quarter and the September 2005 quarter.

	(dollars in thousands)
	September 2006 Quarter	September 2005 Quarter	Increase	Percent Increase
Revenue	$248,492	$240,168	$8,324	3.5%
Gross Profit	$5,921	$3,028	$2,893	96%
Gross Margin	2.4%	1.3%	1.1%	85%

Our sales reflected a modest 3.5% increase from the September 2005 quarter to the September 2006 quarter, including the August 24, 2006 acquisition of N2J.

We were able to increase both our gross profit and our gross margin as a result of our ongoing efforts to reduce our cost of sales and economies of scale. Our ability to finance our operations internally rather than with borrowed money enabled us to make purchases in larger quantities with better pricing because of the increased scale or our purchases.

Selling, general and administrative expenses

The following table sets forth information as to selling, general and administrative expenses and income from operations for the September 2006 quarter and the September 2005 quarter.

	(dollars in thousands)
	September 2006 Quarter	September 2005 Quarter	Increase	Percent Increase
Gross Profit	$5,921	$3,028	$2,893	96%
Selling, General and Administrative Expenses	$2,568	$2,128	$440	21%
Income from Operations	$3,353	$900	$2,453	273%

Our selling, general and administrative expenses for the September 2006 quarter increased 21%. This is as a result of recognizing the non cash expense of the stock compensation and stock options. The increase in selling, general and administrative expenses was significantly less than the increase in gross profit resulting in a 273% increase in income from operations.

Other income and expenses; net income

The following table sets forth information as to the items of other income and net income for the September 2006 quarter and the September 2005 quarter.

	(dollars in thousand)
	September 2006 Quarter	September 2005 Quarter	Increase/ (Decrease)	Percent Increase/ (Decrease)
Interest expense, net	—	$392	$(392)	NA
Unrealized loss from derivative liability	$25,287	—	$25,287	NA
Income tax expense	$947	$164	$783	479%
Net income (loss)	$(22,882)	$350	$(23,232)	NA

During the September 2005 quarter, we incurred interest expense of $392,040 and interest income of $5,515. The interest expense resulted from our financing facility.

During the September 2006 period, we also generated an unrealized loss of $25,287,282, reflecting change in the carrying value of the derivative liability resulting from an increase in the price of our common stock. The derivative liability was incurred as a result of the August 24, 2006 sale of series A preferred stock and warrants. Under generally accepted accounting principles, because we do not have sufficient shares of common stock to cover our obligations under the warrants, we are required to treat the warrants as a liability instead of as equity.

Since the unrealized loss is not deductible for tax purposes, we incurred income taxes for the September 2006 quarter based on our net loss plus the amount of the unrealized loss. As a result, we have an income tax expense of $947,053.

As a result of the foregoing, we incurred a loss of $22,881,526, or $.11 per share (basic and diluted) for the September 2006 quarter, as compared with net income of $349,900 for the September 2005 quarter.

Liquidity and Capital Resources

As of September 30, 2006, our cash and cash equivalents were $257,364, as compared to $266,780 as of December 31, 2005. At September 31, 2006, we had a working capital deficiency of approximately $42.2 million. Our available cash and working capital was affected by:

•
A VAT receivable of approximately $79.7 million at September 30, 2006, as compared with approximately $1.8 million at December 31, 2005. The United Kingdom Department of Revenue and Customs has reported a significant increase in VAT fraud which has resulted in a delay in payment of VAT duties on exported goods. This delay impairs our cash flow.

•
Accounts receivable of approximately $284.4 million compared with accounts payable of approximately $333.0 million at September 30, 2006, resulting in a net current liability of approximately $48.6 million. At December 31, 2005, the accounts payables exceeded accounts receivable by approximately $631,000.

•
A derivative liability in the amount of approximately $24.9 million, resulting from the derivative accounting applicable to the issuance of series A preferred stock and warrants in the August 2006 private placement. This liability is a non-cash obligation which does not affect our operations or cash flow.

•	A escrow share liability of $24.0 Million as a result of the NJJ acquisition.

For the September 2006 period, we used approximately $301,000 in our operations. In August 2006, we received net proceeds of $1,349,000 from sale of preferred stock and warrants to Barron Partners which was used to make the $1.4 million cash payment for the stock of NJJ and its subsidiary N2J.

We believe we have sufficient cash to satisfy our operating requirements for twelve months. We have the ability to restrict our expenditures to the extent cash is not available related to working capital for our operations. If the cash reserves are not enough to satisfy our operating needs and we are unable to generate revenues, we will seek bank loans and/or seek to sell additional our equity securities to secure the cash required to conduct our business operations for the next twelve months. We have no commitment or understandings with any parties to provide us with financing on any terms.

Our only commitments, other than rent at the annual rent of $55,000 for the current year, are our obligations to the former stockholders of NJJ, each of whom is an officer and a present or former director. These obligations:

•	A total of approximately $13.9 million due to the four former NJJ stockholders representing N2J’s net profit through August 23, 2006, the day before the closing on the purchase of NJJ.

•	A maximum of $24 million to purchase up to 120 million shares issued to the former NJJ stockholders, based on 70% of N2J’s quarterly profit before taxes.

In November 2006, the former NJJ stockholders amended the agreement to provide that any shares of common stock that are not purchased pursuant to the formula contained in the purchase agreement will be returned to us for no additional consideration. As a result, the amount reflected as a liability to former NJJ stockholders will be the amount accrued at the balance sheet date.

Our board of directors approved restated articles of incorporation which are subject to stockholder approval. Upon the effectiveness of the restated articles, we will effect a one-for-eight reverse split. As a result of and effective upon the reverse split, there will be sufficient shares of common stock available for issuance upon exercise of the outstanding warrants issued to Barron Partners, and the amount then carried as a liability will be treated as stockholders’ equity.

Off-Balance Sheet Arrangements

We do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structure finance or special purpose entities (“SPEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes as part of our ongoing business. As of September 30, 2006, we were not involved in any unconsolidated SPE transactions.

ITEM  3. Quantitative and Qualitative Disclosure about Market Risk

We have never owned or traded market risk sensitive instruments, or equivalent instruments from which future cash flows can be realized. Our major market risk is changes in foreign currency exchange rates relative to the British Pound, which could impact our results of operations and financial condition. Foreign exchange risk arises from our exposure to fluctuations in foreign currency exchange rates because our reporting currency is the United States dollar. Management seeks to minimize the exposure to foreign currency fluctuations through natural internal offsets to the fullest extent possible. Specifically, we attempt to affect every one of our sales and purchase transactions effected in British Pounds to eliminate currency fluctuations entirely. We further attempt to minimize currency fluctuation risk by effecting purchases of equipment and subsequent resale of such equipment as expeditiously as possible and immediately thereafter convert foreign funds to British Pounds as to minimize the amount of time we are exposed to currency fluctuation. As of September 30, 2006, we had not engaged in any currency arbitrage or hedging activities, although we may in the future. Our debt is not subject to one measure of interest, therefore, the debt is somewhat diversified against interest rate increases.

ITEM 4. Controls and Procedures

As of the end of the period covered by this report, our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures. Based on their evaluation, the chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective in alerting them to material information that is required to be included in the reports that we file or submit under the Securities Exchange Act of 1934 and that the information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure.

Our principal executive officer and principal financial officer have concluded that there were no significant changes in our internal controls or in other factors that could significantly affect these controls during the quarter ended September 30, 2006.

Part II. OTHER INFORMATION

Item 1A.  Risk Factors

The following Risk Factors update and supersede the risk factors set forth in our 2005 Annual Report on Form 10-K for the year ended December 31, 2005.

An investment in our securities involves a high degree of risk. In determining whether to purchase our securities, you should carefully consider all of the material risks described below, together with the other information contained in this report and in our other filings with the SEC before making a decision to purchase our securities. You should only purchase our securities if you can afford to suffer the loss of your entire investment.

Our ability to operate profitably is dependent upon our ability to purchase products in a sufficient quantity and at competitive prices.

In order to operate profitably in the secondary market, we must be able to purchase popular products in sufficient quantity and at prices which enable us to compete in this market. Because our margins are very thin - 1.7 % for the nine months ended September 30, 2006 and 1 % for the year ended December 31, 2005 - we are dependent upon the cost of our products, the quantity of products we purchase and the price at which we can sell our products. We have no long-term commitment from any supplier and there are only a limited number of potential suppliers to provide us with the volume of product that we require. As a result, our suppliers may sell to our competitors or to our customers rather than to us, and we must constantly seek new sources of supply. If we cannot obtain product in sufficient quantity and at competitive prices we will be unable to operate profitably.

Because our margins are thin, any downward pressure on the price of our products could impair our ability to operate profitable.

We have no long-term commitment from any customer and we must constantly seek new customers. As a result, our gross margins could decline as a result of increased competition or a growing industry emphasis on cost containment, all of which could result in lower prices for our products which may not be able to be offset lower product cost. Any reduction in our profit margin could impair our ability to operate profitably

Because our business is conducted in the British currency - Sterling - fluctuations in currency rates could affect our ability to operate profitably.

Most of our revenues is denominated in Sterling. As a result of our acquisition of N2J, an increasing portion of our business will be denominated in Sterling. A decrease in the value of the British Pound relative to the United States dollar could result in a significant decrease in our revenues, which are reported in United States dollars. Both the British Pound and the Euro have experienced fluctuations in currency exchange rates relative to the United States dollar, and we cannot predict the effect that fluctuations in exchange rate will have on our operating results.

Because we operate in the international market, government regulations may affect our ability to operate profitably.

Because we conduct operations in many countries, we are exposed to increased credit risks, customs duties, import quotas and other trade restrictions, potentially greater inflationary pressures, shipping delays, the risk of failure or material interruption of wireless systems and services, possible wireless product supply interruption and potentially significant increases in wireless product prices. Furthermore, since we purchase products in one market and sell in other markets, we may be subject to restrictions or regulations relating to the manner and price at which we sell products. Since warranties on products produced for distribution in one country may not apply in other countries, our inability to offer a manufacturer’s warranty may affect the price at which we sell product. Further, we may be subject to changes in social, political, regulatory and economic conditions or in laws and policies governing foreign trade and investment in the countries where we currently have operations. Changes in United States laws and regulations relating to investment and trade in foreign countries could also impact our business. Any of these factors could have a material adverse effect on our business and operations. We may in the future, decide to terminate certain existing foreign operations in response to changing economic, regulatory or market conditions which could result in our incurring significant additional losses.

Delays in receipt of Value Added Tax (VAT) refunds may affect our operations.

The United Kingdom Department of Revenue and Customs has reported a significant increase in VAT fraud.  The fraud reportedly involves the repeated importation and exportation of the same goods, usually mobile phones or computer chips.  In these cases, each time the goods leave the United Kingdom, the exporter claims a VAT refund from the government without having made the VAT payment to the government.  Although no claim has been made against us, and there is no basis for any claim against us, the investigation has resulted in a delay our receipt of VAT refunds on taxes we paid on exported sales, and it is possible that this delay may increase.  This delay impairs our cash flow and any increase in the delay could impair our ability to grow.

Because of the demand by our customers of products in a timely manner, our failure to receive products from our suppliers when required could impair our business.

The market for mobile telephone products is very time sensitive, and, in some cases, the timing of the delivery may be as important as the brand of product that we are selling. To the extent that our suppliers are not able to provide us with products in a timely manner, we may lose sales to competitors even if we offer a preferred brand or model.

Our business is dependent upon the continued health of the mobile telephone industry.

Since substantially all of our business is in the mobile telephone industry, we are dependent upon the continued health of that industry. Any changes in technology or consumer preference which affect the growth of the mobile telephone industry or any changes in the structure of the industry could affect our business. Any decision on the part of major mobile telephone manufacturers to sell directly to our customer base could impair our ability to operate profitably, if at all.

Changes in technology affecting the mobile telephone industry could affect our ability to be profitable.

The development of new wireless communications technologies, including Bluetooth, wireless local loop, satellite-based communications systems and other new technologies, may reduce the demand for the products that we sell and we may not be able to develop a profitable business based on any new technologies. Since our business is based upon selling products in very large quantities with a very small margin, products and markets for products using new and emerging technologies may not be suitable for such a business.

The secondary market for sales of mobile telephone equipment is very competitive.

We must compete with numerous companies in both purchasing products from our suppliers and selling to our customers. We are essentially a middle man, making a very small mark-up on selling a supplier’s product to a purchaser. Sellers are seeking to move large quantities of inventory rapidly and purchasers are seeking the best prices for the products. In general, competition is very price sensitive and we may be unable to purchase products if competitors offer a higher price and we may not be able to sell products if the competitors offer a lower price.

Because we are dependent on our management, the loss of key executive officers or key personnel and the failure to hire additional qualified key personnel could harm our business.

Our business is largely dependent upon the continued efforts of our chief executive officer, James Reed, and our management and sales employees. Although we have contracts with Mr. Reed, the existence of an employment contract does not guarantee that he will continue to work for us. We do not have employment contracts with our key sales personnel. The loss of Mr. Reed or the loss of our key sales personnel could have a material adverse effect upon our ability to operate profitably. In addition, in order to support our continued growth, we will be required to effectively recruit, develop and retain additional qualified management. If we are unable to attract and retain additional necessary personnel, it could delay or hinder our plans for growth.

We may not be able to continue to grow through acquisitions.

An important part of our growth strategy is to expand our business and to acquire other businesses. Such acquisitions may be made with cash or our securities or a combination of cash and securities. If our market price for our stock is less than the exercise price of the outstanding warrants or if the stock issuable upon exercise of our warrants is not registered under the Securities Act of 1933, it is not likely that that warrants will be exercised. To the extent that we require cash, we may have to borrow the funds or sell equity securities. The issuance of equity, if available, would result in dilution to our stockholders. We have no commitments from any financing source and we may not be able to raise any cash necessary to complete an acquisition. If we fail to make any acquisitions, our future growth may be limited. As of the date of this quarterly report, we do not have any agreement or understanding, either formal or informal, as to any acquisition.

If we make any acquisitions, they may disrupt or have a negative impact on our business.

If we make acquisitions, we could have difficulty integrating the acquired companies’ personnel and operations with our own. In addition, the key personnel of the acquired business may not be willing to work for us. We cannot predict the effect that expansion may have on our core business. Acquisitions are accompanied by a number of inherent risks, including, without limitation, the following:

•	the difficulty of integrating acquired products, services or operations;

•	the potential disruption of the ongoing businesses and distraction of our management and the management of acquired companies;

•	the difficulty of incorporating acquired rights or products into our existing business;

•	difficulties in disposing of the excess or idle facilities of an acquired company or business and expenses in maintaining such facilities;

•	difficulties in maintaining uniform standards, controls, procedures and policies, including internal controls;

•	the potential impairment of relationships with employees and customers as a result of any integration of new management personnel;

•	the potential inability or failure to achieve additional sales and enhance our customer base through cross-marketing of the products to new and existing customers;

•	the effect of any government regulations which relate to the business acquired;

•
potential unknown liabilities associated with acquired businesses or product lines, or the need to spend significant amounts to retool, reposition or modify the marketing and sales of acquired products or the defense of any litigation, whether of not successful, resulting from actions of the acquired company prior to our acquisition.

Our business could be severely impaired if and to the extent that we are unable to succeed in addressing any of these risks or other problems encountered in connection with these acquisitions, many of which cannot be presently identified, these risks and problems could disrupt our ongoing business, distract our management and employees, increase our expenses and adversely affect our results of operations.

Our operating results in future periods may vary from quarter to quarter, and, as a result, we may fail to meet the expectations of our investors and analysts, which may cause our stock price to fluctuate or decline.

Our revenue and operating results have fluctuated from quarter to quarter significantly in the past. We expect that fluctuations in both revenue and net income will continue due to a variety of factors, many of which are outside of our control, and include factors which are described in these Risk Factors. Due to the risks discussed in this quarterly report and in our other filings with the SEC, you should not rely on period-to-period comparisons of our results of operations as an indication of future performance.

Certain of our stockholders control a significant amount of our common stock.

Approximately 69% of our outstanding common stock is owned equally by our four largest stockholders, who were the former stockholders of both Ace Telecom and NJJ and who include our chief executive and chief financial officers, both of whom are also directors. They presently have the voting power to elect all of the directors and approve any transaction requiring stockholder approval and they have taken, and in the future they may take, action by stockholder consent without a stockholders’ meeting.

Efforts to comply with recently enacted changes in securities laws and regulations will increase our costs and require additional management resources, and we still may fail to comply.

As directed by Section 404 of the Sarbanes-Oxley Act of 2002, the SEC adopted rules requiring public companies to include a report of management on the company’s internal controls over financial reporting in their annual reports on Form 10-K. In addition, the public accounting firm auditing the company’s financial statements must attest to and report on management’s assessment of the effectiveness of the company’s internal controls over financial reporting. These requirements are not presently applicable to us but we will become subject to these requirements at the end of 2007. If and when these regulations become applicable to us, and if we are unable to conclude that we have effective internal controls over financial reporting or if our independent auditors are unable to provide us with an unqualified report as to the effectiveness of our internal controls over financial reporting as required by Section 404 of the Sarbanes-Oxley Act of 2002, investors could lose confidence in the reliability of our financial statements, which could result in a decrease in the value of our securities. We have not yet begun a formal process to evaluate our internal controls over financial reporting. Given the status of our efforts, coupled with the fact that guidance from regulatory authorities in the area of internal controls continues to evolve, substantial uncertainty exists regarding our ability to comply by applicable deadlines.

The terms on which we may raise additional capital may result in significant dilution and may impair our stock price.

Because of both the relatively thin trading market in our common stock and the number of outstanding warrants and the exercise price and other terms on which we may issue common stock upon exercise of the warrants, it may be difficult for us to raise additional capital if required for our present business and for any planned expansion. We cannot assure you that we will be able to get additional financing on any terms, and, if we are able to raise funds, it may be necessary for us to sell our securities at a price which is at a significant discount from the market price and on other terms which may be disadvantageous to us. In connection with any such financing, we may be required to provide registration rights to the investors and pay damages to the investor in the event that the registration statement is not filed or declared effective by specified dates. The price and terms of any financing which would be available to us could result in both the issuance of a significant number of shares and significant downward pressure on our stock price and could result in a reduction of the conversion price of the series A preferred stock and exercise price of the warrants held by the investor in our August 2006 private placement.

If we fail to achieve certain financial results, we will be required to issue more shares of common stock upon conversion of the series A preferred stock and the exercise price of the warrants will be reduced.

The series A preferred stock has provisions which increase the number of shares issuable upon conversion of the series A preferred stock and reduce the exercise price of the warrants if we issue common stock at a price which is less than the conversion price of the series A preferred stock or the exercise price of the warrants or if we fail to meet fully-diluted net income per share targets set forth in the purchase agreement. The maximum adjustment would result in a doubling of the number of shares of common stock issuable upon conversion of the series A preferred stock and a 50% reduction in the exercise of each of the warrants.

We may be required to pay liquidated damages we do not register shares issuable upon conversion or exercise of securities issued in our August 2006 private placement or and if we do not maintain a board consisting of a majority of independent directors.

The registration rights agreement which we executed in connection with the August 2006 private placement required us to file a registration statement by October 23, 2006 and to have the registration statement declared effective by the SEC by February 20, 2007. If we fail to meet either deadline, we are required to issue 3,495 shares of series A preferred stock to the investors for each day that we fail to meet either of the scheduled date or if we fail to keep the registration statement effective thereafter, although no liquidated damages are payable if we fail to meet the required filing date but if we meet the required effective date. As of the date of this report, we have not filed the registration statement. Thus, unless the registration statement is declared effective by February 20, 2007, we will be required to issue 3,495 shares of series A preferred stock for each day between October 23, 2006 and the date we file the registration statement and for each day between February 20, 2007 and the date the registration statement is declared effective, with a maximum of 1,500,000 shares.

The purchase agreement relating to the August 2006 private placement requires us to maintain a board of directors on which a majority of directors are independent directors and an audit committee composed solely of independent directors and the compensation committee with a majority of independent directors. Our failure to continue to meet these requirements could result in our payment of liquidated damages that could be payable in cash or by the issuance of additional shares of series A preferred stock, as the investors shall determine.

Our operating results frequently vary significantly and respond to seasonal fluctuations in purchasing patterns.

Our operating results are influenced by a number of seasonal factors in the different countries and markets in which we operate. These results may fluctuate from period to period as a result of several factors, including:

•	purchasing patterns of customers in different markets;

•	the timing of introduction of new products by our suppliers and competitors;

•	variations in sales by distribution channels; and

•	product availability and pricing.

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

The terms on which we may raise additional capital may result in significant dilution and may impair our stock price.

Because of the terms of our recent private placement and the number of outstanding warrants and the exercise price and other terms on which we may issued common stock upon exercise of the warrants, it may be difficult for us to raise additional capital if required for our present business and for any planned expansion. We cannot assure you that we will be able to get additional financing on any terms, and, if we are able to raise funds, it may be necessary for us to sell our securities at a price which is at a significant discount from the market price and on other terms which may be disadvantageous to us. In connection with any such financing, we may be required to provide registration rights to the investors and pay damages to the investor in the event that the registration statement is not filed or declared effective by specified dates. The price and terms of any financing which would be available to us could result in both the issuance of a significant number of shares and significant downward pressure on our stock price and could result in a reduction of the conversion price of the series A preferred stock and exercise price of the warrants held by the investors in our August 2006 private placement.

Risks Associated with Investing in our common stock

Because of the number of shares of common stock issuable upon conversion of the series A preferred stock and exercise of the warrants, the sale of these shares may depress the market price of our common stock and cause dilution to our existing stockholders.

As of November 20, 2006, we had 340,545,877 shares of common stock issued and outstanding. In connection with our August 1006 private placement, we issued series A preferred stock that is convertible into 8,500,000 shares of common stock and outstanding warrants to purchase 180,000,000 shares of common stock. The sale of these shares may adversely affect the market price of our common stock.

The rights of the holders of common stock may be impaired by the potential issuance of preferred stock.

Our certificate of incorporation gives our board of directors the right to create new series of preferred stock. As a result, the board of directors has and in the future may, without stockholder approval, issue preferred stock with voting, dividend, conversion, liquidation or other rights which could adversely affect the voting power and equity interest of the holders of common stock. Preferred stock, which could be issued with the right to more than one vote per share, could be utilized as a method of discouraging, delaying or preventing a change of control. The possible impact on takeover attempts could adversely affect the price of our common stock. Although we have no present intention to issue any additional shares of preferred stock or to create any new series of preferred stock and the certificate of designation relating to the series A preferred stock restricts our ability to issue additional series of preferred stock, we may issue such shares in the future.

There is a limited market for our common stock which may make it more difficult for you to dispose of your stock.

There is a limited trading market for our common stock. The absence of an active trading market may impair your ability to sell our common stock as well as the prices at which holders may be able to sell our common stock. Furthermore, because the market for our common stock is limited, the purchase or sale of a modest number of shares could have a significant impact on the price for our common stock.

We have not paid dividends in the past and do not expect to pay dividends in the future. Any return on investment may be limited to the value of our common stock.

We have never paid cash dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future. The payment of dividends on our common stock will depend on earnings, financial condition and other business and economic factors affecting it at such time as the board of directors may consider relevant. Our agreement with Barron Partners prohibits us from paying dividends while the series A preferred stock is outstanding.

Because we may be subject to the “penny stock” rules, you may have difficulty in selling our common stock.

Because our stock price is less than $5.00 per share, our stock is subject to the SEC’s penny stock rules, which impose additional sales practice requirements and restrictions on broker-dealers that sell our stock to persons other than established customers and institutional accredited investors. The application of these rules may affect the ability of broker-dealers to sell our common stock and may affect your ability to sell any common stock you may own.

According to the SEC, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include:

•	Control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer;

•	Manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;

•	“Boiler room” practices involving high pressure sales tactics and unrealistic price projections by inexperienced sales persons;

•	Excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and

•
The wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the inevitable collapse of those prices with consequent investor losses.

As an issuer of “penny stock” the protection provided by the federal securities laws relating to forward looking statements does not apply to us.

Although the federal securities law provide a safe harbor for forward-looking statements made by a public company that files reports under the federal securities laws, this safe harbor is not available to issuers of penny stocks. As a result, if we are a penny stock we will not have the benefit of this safe harbor protection in the event of any based upon an claim that the material provided by us contained a material misstatement of fact or was misleading in any material respect because of our failure to include any statements necessary to make the statements not misleading.

Our stock price may be affected by our failure to meet projections and estimates of earnings developed either by us or by independent securities analysts.

Although we do not make projections relating to our future operating results, our operating results may fall below the expectations of securities analysts and investors. In this event, the market price of our common stock would likely be materially adversely affected.

The issuance and sale of the registered common stock could result in a change of control.

If we issue all of the 188,500,000 shares of common stock issuable upon conversion of the series A preferred stock and exercise of the warrants, these shares of common stock would constitute 35.63% of our then outstanding common stock. The percentage would increase to the extent that we are required to issue any additional shares of common stock become upon conversion of the series A preferred stock pursuant to the anti-dilution and adjustment provisions. Any sale of all or a significant percentage of those shares to a person or group could result in a change of control.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Previously disclosed in the Company’s Form 8-K filed August 31, 2006, as amended on November 7, 2006.

Item 5. Other Information

On November 20, 2006, the former NJJ stockholders amended the August 24, 2006 purchase agreement pursuant to which the Company acquired the stock of NJJ. Pursuant to the amendment, any shares of common stock which are not purchased by the Company under the formula set forth in the purchase agreement are cancelled. As a result of this amendment, the Company’s liability to the former NJJ stockholders is limited to 70% of N2J’s net profit from August 25, 2006 through August 24, 2007.

On November 21, 2006, the board of directors adopted, subject to stockholder approval, the 2006 long-term incentive plan, covering 16,000,000 shares of common stock pursuant to options, stock grants or other equity-based incentives. The plan provides for the automatic grant to independent directors of 100,000 shares of common stock on the date of his or her initial election to the board, except that the grant to present independent directors will be made upon the effectiveness of stockholder approval of the plan. It also provides for annual grant of stock to independent directors having a value of $25,000. Each of the stock grants is subject to vesting periods.

Item 6. Exhibits

(a) Exhibits

Exhibits
10(i)	Amendment dated November 21, 2006, among the Company and the former NJJ stockholders.

10(ii)	2006 Long-term incentive plan

31(i)	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31(ii)	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32(i)	Certification of Chief Executive and Chief Financial Officers Pursuant to 18 U.S.C. §1350

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRICELL, INC.

November 21, 2006	By:	/s/ James Reed
James Reed Chief Executive Officer (Principal Executive Officer)

November 21, 2006	By:	/s/ Neil Pursell
Neil Pursell Chief Financial Officer (Principal Financial and Accounting Officer)